Form 10-K405
period 1997-12-31
COMMUNITY INVESTMENT PARTNERS III LP LLP
filed 1998-03-27
CIK 1043161

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                --------------

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1997    Commission file number 000-23037
                          -----------------                           ---------

                   COMMUNITY INVESTMENT PARTNERS III L.P., LLLP
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              MISSOURI                                 43-1790352
-------------------------------------------------------------------------------
   (State or other jurisdiction of         (IRS Employer Identification No.)
   incorporation or organization)



        12555 Manchester Road
         St. Louis, Missouri                             63131
-------------------------------------------------------------------------------
(Address and principal executive office)               (Zip Code)

Registrant's telephone number, including area code       (314) 515-2000
                                                      --------------------

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  (1)  YES  X     NO
                                                         ---       ---
                                                (2)  YES        NO  X
                                                         ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

As of March 15, 1998, 41,200 units of limited partnership interest (Units), representing net assets of $515,000 were held by non-affiliates. There is no established public market for such Units.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus of the Registrant dated January 9, 1998, filed with the Securities and Exchange Commission are incorporated by reference in
Part I, Part II and Part III hereof.

                 COMMUNITY INVESTMENT PARTNERS III L.P., LLLP

                              TABLE OF CONTENTS
                                                                         Page
                                                                         ----
PART I
      Item 1.   Business                                                   4
      Item 2.   Properties                                                 5
      Item 3.   Legal Proceedings                                          6
      Item 4.   Submission of Matters to a Vote of Security Holders        6

PART II
      Item 5.   Market for the Registrant's Common Equity and
                Related Stockholder Matters                                7
      Item 6.   Selected Financial Data                                    7
      Item 7.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations              8
      Item 8.   Index to Financial Statements and
                Supplementary Financial Data                              10
      Item 9.   Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                    17

PART III
      Item 10.  Directors and Executive Officers of the Registrant        18
      Item 11.  Executive Compensation                                    19
      Item 12.  Security Ownership of Certain Beneficial
                Owners and Management                                     20
      Item 13   Certain Relationships and Related Transactions            20

PART IV
      Item 14.  Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                       21

SIGNATURES                                                                22

INDEX TO EXHIBITS                                                         23

                                    PART I


ITEM 1.   BUSINESS

          Community Investment Partners III L.P., LLLP (the "Partnership") was formed to seek long-term capital appreciation by making investments in companies and other special investment situations. The Partnership will not engage in any other business or activity. The Partnership will dissolve on December 31, 2012, subject to the right of the Individual General Partners to extend the term for up to two additional two-year periods.

          The Partnership has elected to be a business development company under the Investment Company Act of 1940, as amended. As a business development company, the Partnership is required to invest at least 70% of its assets in qualifying investments as specified in the Investment Company Act.

          The Partnership was formed on July 23, 1997, under the Missouri Uniform Partnership Law and the Missouri Revised Uniform Limited Partnership Law. CIP Management, L.P., LLLP, the Managing General Partner, is a Missouri limited liability limited partnership originally formed on October 10, 1989 as a Missouri limited partnership and registered as a limited liability limited partnership on July 23, 1997. The general partner of CIP Management, L.P., LLLP is CIP Management, Inc., an indirect subsidiary of Edward D. Jones & Co., L.P.

          As of December 31, 1997 there had been no activity in the Partnership except for initial capital contributions on August 11, 1997, of $1,000 by the Managing General Partner and $100 by the Initial Limited Partner. The Initial Limited Partner, which is a related party, purchased the interest in the Partnership to permit its formation. The Partnership's registration did not become effective with the Securities and Exchange Commission until January 9, 1998.

          The Managing General Partner is required to have invested the net proceeds of the Partnership's offering (excluding amounts held in reserve) within two years of the date of the capital call.

          The information set forth under the captions "Investment Objectives and Policies" and "Regulation" in the Prospectus of the Partnership dated January 9, 1998, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933, is incorporated herein by reference.

RISKS OF UNIT OWNERSHIP

          The purchase and ownership of Units involve a number of significant risks and other important factors. The portfolio company investments of the Partnership involve a high degree of business and financial risk that can result in substantial losses. Among these are the risks associated with investment in companies with little operating history, companies operating at a loss or with substantial variations in operating results from period to period, companies with the need for substantial additional capital to support expansion or achieve or maintain a competitive position, companies which may be highly leveraged, companies which may not be diversified and companies in which the Partnership may be the sole or primary lender. The Partnership intends to invest in only a few companies; therefore, a loss or other problem with a single investment would have a material adverse effect on the Partnership.

          Other risks include the Partnership's ability to find suitable investments for its funds because of competition from other entities having similar investment objectives. Risks may arise due to the significant period of time that may elapse before the Partnership has completed the selection of its portfolio company investments and the significant period of time (typically four to seven years or longer) which will elapse before portfolio company investments have reached a state of maturity such that disposition can be considered. It is unlikely that any significant distributions of the proceeds from the disposition of investments will be made until the later years of the term of the Partnership.

          Portfolio companies may require additional funds. There can be no assurance that the Partnership will have sufficient funds from reserves or borrowing to make such follow-up investments which may have a substantial negative impact on a portfolio company in need of additional funds or may result in a missed opportunity to increase participation in a successful operation.

          All decisions with respect to the management of the Partnership, including identifying and making portfolio investments, are made exclusively by the General Partners. Limited Partners must rely on the abilities of the General Partners. The key personnel of the Managing General Partner have considerable prior experience in investment banking and in structuring investments similar to those which the Partnership intends to pursue. In addition, they have prior experience in the operation of Community Investment Partners, L.P. and Community Investment Partners II, L.P., both business development companies with similar investment strategies.

          Ownership of the Units also entails risk because Limited Partners may not be able to liquidate their investment in the event of an emergency or for any other reason due to the substantial restrictions on transfers contained in the Partnership Agreement and the lack of a market for the resale of Units.

          The information set forth under the captions "Risk and Other Important Factors" (including the subsections "Risks of Investment," "Size of Partnership," "Ability to Invest Funds," "Time Required to Maturity of Investments; Illiquidity of Investments," "Need for Follow-on Investments," "Use of Leverage," "Unspecified Investments," "Reliance on Management," "New Business," "No Market for Units," "Distributions in Kind" and "Federal Income Tax Considerations") on pages 13 through 17 of the Prospectus of Partnership dated January 9, 1998, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933 on January 9, 1998, is incorporated herein by this reference. (This information has been restated herein pursuant to section 64(b) of the Investment Company Act of 1940).

          Partners should refer to the Partnership Agreement for more detailed information.

EMPLOYEES

          The Partnership has no employees. The Managing General Partner performs management and administrative services for the operation of the Partnership. The Managing General Partner is paid an annual management fee of 1.5% of total assets. The Managing General Partner is reimbursed by the Partnership for out of pocket expenses in connection with finding, evaluating, structuring, approving, monitoring and liquidating the Partnership's portfolio investments.

ITEM 2.   PROPERTIES

          The Partnership does not own or lease any physical properties.

ITEM 3.   LEGAL PROCEEDINGS

          The Partnership is not a party to any material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the period covered by this report.

                                   PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

          There is no established public trading market for the Limited Partnership interests. As of March 15, 1998, the total number of holders of units is 89. The number of limited partnership units outstanding is 44,500. The number of general partnership units outstanding is 450 as of March 15, 1998.

          The information concerning the number of Unit holders and number of Units outstanding, described in Part I, Item 7, is herein incorporated by reference.

          The information set forth under the captions "Partnership Distributions and Allocations" and "Transferability of Units" in the Prospectus of the Partnership dated January 9, 1998, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933 is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

          The partnership had no investments or other significant activity during 1997. As of December 31, 1997, net assets equaled $1,100 which resulted from initial capital contributions necessary to form the Partnership. In addition, the Partnership's registration did not become effective with the Securities and Exchange Commission until January 9, 1998. As such, there is no information which can show trends in the Partnership's financial condition and results of operations.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          As of December 31, 1997, the Partnership has not commenced operating activities. Net assets at December 31, 1997 of $1,100 resulted from initial capital contributions to establish the Partnership.

LIQUIDITY AND CAPITAL RESOURCES

          The Partnership's initial capital of $1,100 as of December 31, 1997, consisted of $100 in Initial Limited Partner capital and $1,000 in General Partner capital.

          The Partnership will be funded with contributions of not less than $1 million (assuming full payment of the maximum additional Capital Contribution that may be called by the Individual General Partners on the Capital Call Date) and not more than $5 million (assuming full payment of the maximum additional Capital Contribution that may be called by the Individual General Partners on the Capital Call Date). The contributions would be less if contributions are not made at the Capital Call Date. The Partnership's potential profitability could be affected by the amount of funds at its disposal.

          The Partnership will be a non-diversified company. Since the Partnership intends to invest in a few companies, a loss or other problem with a single investment would have a material adverse effect on the Partnership.

          It is unlikely that any significant distributions of the proceeds from the disposition of investments will be made until the later years of the term of the Partnership. Portfolio company investments typically take from four to seven years, or longer, from the date of initial investment to reach a state of maturity when disposition can be considered.

          Limited Partners may not be able to liquidate their investment in the event of an emergency or for any other reason because there is no public market for Units and it is not anticipated that one will develop.

SUBSEQUENT EVENTS

          The Partnership participated in a public offering of its limited partnership interests ("Units") and held an initial closing on February 24, 1998. The Partnership sold 44,500 Units of limited partnership interest and approximately 450 units of general partnership interest for an aggregate price of $561,869. There are approximately 88 holders of limited partnership Units. The Managing General Partner is the sole holder of general partnership interests. The Partnership may request an additional capital contribution from each partner, in an amount up to the initial capital contribution, which could result in a two-fold increase in the offering proceeds. The $100 initial limited capital contribution was also returned to the related party.

ITEM 8.   INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY
          FINANCIAL DATA

                                                                          Page
                                                                          ----
            Report of Independent Accountants                              11

            Balance Sheet as of December 31, 1997                          12

            Notes to Financial Statements                                  13

Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Community Investment Partners III L.P., LLLP

In our opinion, the accompanying balance sheet presents fairly, in all material respects, the financial position of Community Investment Partners III L.P., LLLP (the "Partnership") at December 31, 1997 in conformity with generally accepted accounting principles. This financial statement is the responsibility of the Partnership's management; our responsibility is to express an opinion on this financial statement based on our audit. We conducted our audit of this financial statement in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

St. Louis, Missouri
March 9, 1998

                 COMMUNITY INVESTMENT PARTNERS III L.P., LLLP

                                BALANCE SHEET
                                    ASSETS
                                    ------
                                                               December 31,1997
                                                               ----------------
Cash and Cash Equivalents                                           $1,100
Deferred Organizational Costs (Note 3)                               8,532
                                                                    ------
            TOTAL ASSETS                                            $9,632
                                                                    ======

                    LIABILITIES AND PARTNERSHIP CAPITAL
                    -----------------------------------
                                                               December 31,1997
                                                               ----------------
Liabilities:

Payable to Affiliates (Note 5)                                      $8,532
                                                                    ------
            TOTAL LIABILITIES                                        8,532
                                                                    ------
Partnership Capital:

Capital - Initial Limited Partner                                      100
Capital - General Partner                                            1,000
                                                                    ------

            TOTAL PARTNERSHIP CAPITAL                                1,100
                                                                    ------

TOTAL LIABILITIES AND
PARTNERSHIP CAPITAL                                                 $9,632
                                                                    ======

                    The accompanying notes are an integral
                     part of these financial statements.

                 COMMUNITY INVESTMENT PARTNERS III L.P., LLLP

                        NOTES TO FINANCIAL STATEMENTS


1.       GENERAL

         Partnership Organization
         ------------------------

         Community Investment Partners III L.P., LLLP (the "Partnership") was formed on July 23, 1997, under the Missouri Uniform Partnership Law and the Missouri Revised Uniform Limited Partnership Law. CIP Management, L.P., LLLP, the Managing General Partner, is a Missouri limited liability limited partnership originally formed on October 10, 1989 as a Missouri limited partnership and elected to register as a limited liability limited partnership on July 23, 1997. The general partner of CIP Management, L.P., LLLP is CIP Management, Inc., an indirect subsidiary of Edward D. Jones & Co., L.P.

         Business
         --------

         The Partnership elected to be a business development company under the Investment Company Act of 1940, as amended. As a business development company, the Partnership is required to invest at least 70% of its assets in qualifying investments as specified in the Investment Company Act. The Managing General Partner is responsible for making the Partnership's investment decisions.

         The Partnership will seek long-term capital appreciation by making investments in companies and other special investment situations. The Partnership is not permitted to engage in any other business or activity. The Partnership will dissolve on December 31, 2012, subject to the right of the Individual General Partners to extend the term for up to two additional two-year periods.

         The Managing General Partner expects to invest the net proceeds of the Partnership's offering (including amounts held in reserve) within two years of the date of the commencement of the offering.

         Risk of Ownership
         -----------------

         The purchase and ownership of Partnership Units involve a number of significant risks and other important factors. The portfolio company investments of the Partnership involve a high degree of business and financial risk that can result in substantial losses. Among these are the risks associated with investment in companies with little operating history, companies operating at a loss or with substantial variations in operating results from period to period, companies with the need for substantial additional capital to support expansion or achieve or maintain a competitive position, companies which may be highly leveraged, companies which may not be diversified and companies in which the Partnership may be the sole or primary lender. The Partnership intends to invest in only a few companies; therefore, a loss or other problem with a single investment would have a material adverse effect on the Partnership.

2.       ALLOCATION OF PARTNERSHIP PROFITS AND LOSSES

         Generally, profits will be allocated 99% to the Limited Partners and 1% to the General Partners until the Partners' Capital Accounts equal their undistributed Capital Contributions. Thereafter, profits will be allocated 90% to the Limited Partners and 10% to the General Partners in an amount sufficient to cause their Capital Accounts to equal an amount equal to (i) two times their Capital Contributions less (ii) cumulative distributions pursuant to paragraph 4.1 and paragraph 9.2.2 of the Partnership Agreement, at which time profits will be allocated 80% to the Limited Partners and 20% to the General Partners.

         Generally, losses will be allocated 99% to the Limited Partners and 1% to the General Partners; provided, however, that losses will be allocated 80% to the Limited Partners and 20% to the General Partners to the extent of any prior allocation of profits which were made to the Partners on an 80%/20% basis. Next, losses will be allocated 90% to the Limited Partners and 10% to the General Partners to the extent any prior allocations of profits were made to the Partners on an 90%/10% basis. Thereafter, losses, if any, will be allocated to those Partners who bear the economic risk of loss.

         Partners should refer to the information set forth under the caption "Partnership Distributions and Allocations" in the Prospectus of the Partnership dated January 9, 1998, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933, for more specific information.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Cash and Cash Equivalents
         -------------------------

         All short-term investments with original maturities of three months or less are considered to be cash equivalents.

         Investment Transactions
         -----------------------

         All portfolio investments will be carried at cost until significant developments affecting an investment provide a basis for revaluation. Thereafter, portfolio investments will be carried at fair value as obtained from outside sources or at a value determined quarterly by the Managing General Partner under the supervision of the Independent General Partners. Due to the inherent uncertainty of valuation, those estimated values for portfolio investments carried at cost may differ significantly from the values that would have been used had a ready market for the investment existed, and the differences could be material to the financial statements. Investments in securities traded on a national securities exchange will be valued at the latest reported sales price on the last business day of the period. If no sale has taken place, the securities will be valued at the last bid price. If no bid price has been reported, or if no exchange quotation is available, the securities will be valued at the quotation obtained from an outside broker. Investment transactions will be recorded on a trade date basis. Income will be recorded on an accrual basis.

         Use of Estimates
         ----------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Organizational Costs
         --------------------

         The Partnership will pay its organizational and offering expenses up to 6% of the maximum gross offering proceeds. For purposes of determining the amount of the offering and organizational expenses payable by the Partnership, gross offering proceeds shall be deemed to include the proceeds from an additional Capital Contribution of $12.50 per Unit, or a maximum aggregate of $5 million of gross offering proceeds (a maximum reimbursement of $300,000). Any organizational and offering expenses incurred on behalf of the Partnership in connection with this offering which do not exceed 6% of such proceeds will be reimbursed to the Managing General Partner and its affiliates by the Partnership.

         Partners should refer to the information set forth under the caption "Use of Proceeds" in the Prospectus of the Partnership dated January 9, 1998, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933, for more specific information.

         Organizational costs will be amortized over a sixty-month period, when the Partnership commences operations.

         Income Taxes
         ------------

         Income taxes have not been provided for as the Partnership is a limited partnership and each partner is liable for its own tax payments. Allocation of Partnership profits and losses for tax purposes is based upon taxable income which may differ from net income for financial reporting primarily due to differences between book and tax accounting for portfolio investments.

4.       PER UNIT INFORMATION

         There will be no market for the Limited Partnership interests.

         The Partnership offering is for 200,000 Units of Limited Partnership Interest. The offering price is $12.50 per Unit, provided that each Limited Partner may be required to contribute up to an additional $12.50 per Unit as an additional Capital Contribution. A minimum of 40,000 Units will be sold. The Managing General Partner or its affiliates intend to contribute approximately 1% of the total contributed capital, on the same terms as other investors. No Units were issued in 1997.

5.       RELATED PARTY TRANSACTIONS

         The Partnership is furnished with certain non-reimbursed management and accounting services by affiliates, whose value is not reflected in the accompanying financial statements.

         The Managing General Partner performs management and administrative services for the operation of the Partnership. The Managing General Partner will be paid an annual management fee of 1.5% of total assets once the Partnership commences operations. The Managing General Partner is also reimbursed by the Partnership for out of pocket expenses in connection with finding, evaluating, structuring, approving, monitoring and liquidating the Partnership's portfolio investments.

         Expenses for auditing and consulting services, filing fees to the Securities and Exchange Commission, and printing of letterhead and envelopes for the Partnership totaling $8,532 were paid by an affiliate. These expenses will be reimbursed when the Partnership begins operations in 1998 and amortized as deferred organizational costs over a 60 month period.

         The Partnership may place its General Partners on Boards of Directors of portfolio companies.

         The Managing General Partner of the Partnership is also the managing general partner of Community Investment Partners, L.P. and Community Investment Partners II, L.P., both business development companies.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

            None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          There are two Independent General Partners and one Managing
General Partner of the Partnership. These Independent General Partners and the Managing General Partner are responsible for the management and administration of the Partnership. The General Partners are "interested persons" of the Partnership as defined by the Investment Company Act, but the Partnership has obtained an exemptive order from the Securities and Exchange Commission permitting them to be considered disinterested persons. The Independent General Partners provide overall guidance and supervision with respect to the operation of the Partnership and perform the various duties imposed on the directors of a business development company by the Investment Company Act. In addition to general fiduciary duties, the Independent General Partners supervise the management and underwriting arrangement of the Partnership, the custody arrangement with respect to portfolio securities, the selection of accountants, fidelity bonding and transactions with affiliates.

Specific Information regarding the Independent General Partners:

          Thomas A. Hughes, 53, is the Associate General Counsel and Manager-Legal of The Detroit Edison Company, the utility subsidiary of DTE Energy Company. He also serves as the Associate General Counsel of DTE Energy Company. Headquartered in Detroit, Michigan, Detroit Edison is Michigan's largest electric utility serving two million customers in Southeastern Michigan. Prior to joining Detroit Edison in 1978, Mr. Hughes served as General Counsel of the Missouri Public Service Commission. Mr. Hughes has served as a Trustee of the Detroit Metropolitan Bar Association Foundation, and as a member of the Michigan State Bar Association Administrative Law Section Council and is currently serving as a member of the Board of Directors of the Michigan Chapter of the American Corporate Counsel Association.

          Ralph G. Kelly, 40, joined Charter Communications, Inc. in 1993 as Vice President -- Finance, a position he held until early 1994, when he became Chief Financial Officer of CableMaxx, Inc., a wireless cable television operator. Mr. Kelly returned as Senior Vice President -- Treasurer of Charter Communications, Inc. in February 1996, and has responsibility for treasury operations, investor and financial reporting and also assists with the acquisition efforts of Charter Communication, Inc. Mr. Kelly has worked in the cable industry since 1984 when he joined Cencom Cable Associates, Inc. as Controller. Mr. Kelly was promoted to Treasurer of Cencom Cable Associates, Inc. in 1989 and was responsible for treasury management, loan compliance, budget administration, supervision of internal audit and SEC reporting. He has served on the Accounting Committee of the Board of Directors for the National Cable Television Association. Mr. Kelly is a Certified Public Accountant and was in the audit division of Arthur Andersen & Co. from 1979 to 1984. Mr. Kelly has committed to purchase 100 Units.

          CIP Management, L.P., LLLP (the "Managing General Partner") is the Managing General Partner of Community Investment Partners III L.P., LLLP. The Managing General Partner is also managing general partner of Community Investment Partners, L.P. and Community Investment Partners II, L.P., both business development companies. The General Partners of the Managing General Partner are CIP Management, Inc., a Missouri corporation and a wholly-owned subsidiary of Edward D. Jones & Co., L.P., and Daniel A. Burkhardt.

The Directors and Officers of CIP Management's, Inc. are as follows:

          Daniel A. Burkhardt, 50, President, Treasurer and Director of CIP Management, Inc. since October, 1989 and general partner of CIP Management, L.P., LLLP since February 1990. He is a general partner of The Jones Financial Companies, L.P., LLP, the parent company of Edward D. Jones & Co., L.P., where he has specialized in investment banking and structuring investments since 1980. He is also a director of Essex County Gas Company, St. Joseph Light & Power Co., SEMCO Energy, Inc. and Mid-America Realty Investment, Inc. Mr. Burkhardt also served as President and Chairman of the Board of Lake Communications, Inc., from 1982 until all of the company's properties were sold in 1985. He also served as a director and Chairman of the Board and Treasurer of Community Service Radio, Inc., from its formation in 1987 until its sale in 1993. Mr. Burkhardt has committed to purchase 2,000 Units.

          Ray A. Robbins, Jr., 53, Vice President and Director of CIP Management, Inc. since October 1989. He is a general partner of The Jones Financial Companies, L.P., LLP, the parent company of Edward D. Jones & Co., L.P., where he has specialized in securities analysis since 1984, and where he was responsible for municipal bond transactions from 1975 to 1983. Mr. Robbins is Co-Chairman of the Edward D. Jones & Co., L.P. Investment Policy Committee. He was also a director of Community Service Radio, Inc. Mr. Robbins has committed to purchase 1,000 Units.

          Marilyn A. Gaffney, 39, Secretary of CIP Management, Inc. since October, 1989. She is a Limited Partner of The Jones Financial Companies, L.P., LLP, the parent company of Edward D. Jones & Co., L.P., where she has been a senior investment adviser in investment banking since 1980. Ms. Gaffney has committed to purchase 100 Units.

ITEM 11.  EXECUTIVE COMPENSATION

          Each Independent General Partner will receive an annual fee of $6,000 from the Partnership once the Partnership commences business operations, a fee of $1,000 for each meeting attended, and all out-of-pocket expenses relating to attendance at meetings of the Individual General Partners.

          The information set forth under the caption "Partnership Distributions and Allocations" in the Prospectus of the Partnership dated January 9, 1998, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information concerning the security ownership of the General Partner, Independent General Partners and the Officers and Directors of CIP Management, Inc., described in Part I, Item 1 and Part III, Item 10, is herein incorporated by reference.

          The Managing General Partner will own approximately 1% of total contributed capital after the securities have been offered.

          As of March 15, 1998, the following parties are known by the Partnership to be the beneficial owners of more than 5% of the Units.

                                           Amount of
                                           Beneficial          % of Limited
Name                                   Ownership of Units   Partnership Capital
----                                   ------------------   -------------------
Roger W. Bennet, trustee U/A
       Dated 12/31/96 for the
       Roger W. Bennet
       Revocable Trust                       3,000                6.74%


          On March 31, 1998, the final closing of the Partnership's first capital call will be held. As the Partnership will be receiving additional funds, the current Unit holders percentage ownership of the Partnership will change. At that time, the beneficial owners of more than 5% of the Units may also change.

          The Partnership is not aware of any arrangement which may, at a subsequent date, result in a change of control of the Partnership.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Certain relationships and related transactions, described in Part III, Items 10 and 12, are herein incorporated by reference.

                                   PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

          a.    The following documents are filed as part of this report:

                1.    Financial Statements:
                      ---------------------

                      See Index to Financial Statements and Supplementary Data contained in Item 8 of this Form 10-K.

                2.    Financial Statement Schedules:
                      ------------------------------

                      All financial statement schedules are omitted because they are not applicable, or the required information is included in the balance sheet or notes thereto.

                3.    Exhibits:
                      ---------

                      (3) Amended and Restated Agreement of Limited Partnership dated as of July 23, 1997. <F**>

                      (4)   Form of Unit Certificate. <F*>

                      (10) Management Agreement dated January 9, 1998, between the Partnership and CIP Management, L.P., LLLP.<F**>

                      (28)  Prospectus of the Partnership dated
                            January 9, 1998, filed with the Securities and Exchange Commission in connection with Registration Statement No. 333-34363 on Form N-2 under the Securities Act of 1933. <F**>

                      [FN]
                      <F*>  Incorporated by reference to Exhibit A of the
                            Prospectus of the Partnership dated
                            January 9, 1998 filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933.

                      <F**> Incorporated by reference to the Partnership's
                            Registration Statement No. 333-34363 on Form N-2 under the Securities Act of 1933.

          b. No reports on Form 8-K were filed during the quarter ended December 31, 1997

          c. Exhibits filed as part of this report are included in Item (14) (a)(3) above.

          d. All financial statement schedules are omitted because they are not applicable, or the required information is included in the balance sheet or notes thereto.

                                  SIGNATURES


            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 1998.


                        Community Investment Partners III L.P., LLLP
                        By:   CIP Management, L.P., LLLP, its
                              Managing General Partner

                              By:   CIP Management, Inc., its
                                    Managing General Partner


                        --------------------------------------
                        By: Daniel A. Burkhardt, President


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.




-----------------------------     General Partner of CIP Management
Daniel A. Burkhardt               L.P., LLLP, President, Treasurer and
                                  Director of CIP Management, Inc.




-----------------------------     Vice President and Director of CIP
Ray L. Robbins                    Management, Inc.




-----------------------------     Individual General Partner,
Thomas A. Hughes                  Community Investment Partners III L.P., LLLP




-----------------------------     Individual General Partner,
Ralph G. Kelly                    Community Investment Partners III L.P., LLLP

                           INDEX TO EXHIBITS
Exhibit
Number      Description of Exhibit                                     Page
-------     ----------------------                                     ----
(3)         Amended and Restated Certificate and Agreement
            of Limited Liability Limited Partnership dated
            as of January 9, 1998                                      <F*>

(4)         Form of Unit Certificate                                   <F*>

(10)        Management Agreement dated January 9, 1998,
            between the Partnership and CIP Management,
            L.P., LLLP                                                 <F*>

(28)        Prospectus of the Partnership dated January 9, 1998,
            filed with the Securities and Exchange Commission
            in connection with Registration Statement
            No. 333-34363 on Form N-2 under the Securities Act
            of 1933                                                    <F*>

--------------
<F*>Incorporated by reference

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 1998.


                        Community Investment Partners III L.P., LLLP
                        By:   CIP Management, L.P., LLLP, its
                              Managing General Partner

                              By:   CIP Management, Inc., its
                                    Managing General Partner

                        /s/   Daniel A. Burkhardt, President
                        --------------------------------------
                        By:   Daniel A. Burkhardt, President


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.



/s/   Daniel A. Burkhardt
-----------------------------    General Partner of CIP Management
      Daniel A. Burkhardt        L.P., LLLP, President, Treasurer and
                                 Director of CIP Management, Inc.


/s/   Ray L. Robbins
-----------------------------    Vice President and Director of CIP
      Ray L. Robbins             Management, Inc.



/s/   Thomas A. Hughes
-----------------------------    Individual General Partner,
      Thomas A. Hughes           Community Investment Partners III L.P., LLLP



/s/   Ralph G. Kelly
-----------------------------    Individual General Partner,
      Ralph G. Kelly             Community Investment Partners III L.P., LLLP