Form 10-Q
period 1998-03-31
COMMUNITY INVESTMENT PARTNERS III LP LLP
filed 1998-05-14
CIK 1043161

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                        ---------------------------

                                FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended  MARCH 31, 1998
                    Commission file number  000-23037


               COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

-------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


      MISSOURI                                            43-1790352

-------------------------------------------------------------------------------
      (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)                  Identification No.)

      12555 Manchester Road
      St. Louis, Missouri                                   63131

-------------------------------------------------------------------------------
      (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code      (314) 515-2000
                                                     --------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to
such filing requirements for the past 90 days.  YES  X   NO
                                                   -----    -----

               COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                   INDEX
                                                                         Page
                                                                        Number

Part I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Balance Sheet                                                 3
             Schedule of Portfolio Investments                             4
             Income Statement                                              5
             Statement of Cash Flows                                       6
             Statement of Changes in Partnership Capital                   7
             Notes to Financial Statements                                 8

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         9

Part II.     OTHER INFORMATION<F*>

Item 1.      Legal Proceedings                                            13

Item 6.      Exhibits and Reports on Form 8-K                             13

             Signatures                                                   14


<F*>         Items 2,3,4 and 5 are omitted as they are not applicable


                                     Part. 1. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                COMMUNITY INVESTMENT PARTNERS III, L.P.,LLLP

                                               BALANCE SHEET
                                                (Unaudited)
                                                                         March 31,        December 31,
                                                                           1998              1997
------------------------------------------------------------------------------------------------------
                                                  ASSETS
                                                  ------
Investments at Fair Value
    (cost $100,000 and $0, respectively)                                 $100,000            $   --
Cash and Cash Equivalents                                                 574,559             1,100
Deferred Organizational Costs, net                                         80,990             8,532
                                                                         --------            ------

    TOTAL ASSETS                                                         $755,549            $9,632
                                                                         ========            ======

                                    LIABILITIES AND PARTNERSHIP CAPITAL
                                    -----------------------------------
Liabilities:

Accounts Payable and Accrued Expenses                                    $ 76,311            $   --
Payable to Affiliates                                                          --             8,532
                                                                         --------            ------

    TOTAL LIABILITIES                                                      76,311             8,532
                                                                         --------            ------
Partnership Capital:

Capital - Limited Partners                                                672,446               100
Capital - General Partners                                                  6,792             1,000
                                                                         --------            ------

    TOTAL PARTNERSHIP CAPITAL                                             679,238             1,100
                                                                         --------            ------
TOTAL LIABILITIES AND
    PARTNERSHIP CAPITAL                                                  $755,549            $9,632
                                                                         ========            ======

------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


                                 Part. 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                SCHEDULE OF PORTFOLIO INVESTMENTS
--------------------------------------------------------------------------------------------------------

Company                    Nature of Business                                               Fair Value
Initial Investment Date    Investment                                        Cost         March 31, 1998

--------------------------------------------------------------------------------------------------------
UNITED THERAPEUTICS        Develops innovative pharmaceutical
CORPORATION                and biotechnological therapies for the
                           treatment of life threatening diseases.

     March 31, 1998        100,000 Shares of Common stock                  $100,000          $100,000

                                                                           --------          --------

                                                                           $100,000          $100,000
                                                                           ========          ========




--------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


                                     Part. 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP
                                              INCOME STATEMENT

                                                (Unaudited)

                                                                                     Three Months
                                                                                         Ended
                                                                                    March 31, 1998
--------------------------------------------------------------------------------------------------
                                                 INCOME
                                                 ------
Interest and Dividend Income                                                           $     0

                                                                                       -------

   TOTAL INCOME                                                                              0

                                                                                       -------


                                                EXPENSES
                                                --------

Independent General Partners' Fees                                                       3,000
Professional Fees                                                                        2,500
Amortization of Deferred Organizational Costs                                            1,373

                                                                                       -------

   TOTAL EXPENSES                                                                        6,873

                                                                                       -------


   NET LOSS                                                                            $(6,873)

                                                                                       =======

Per Unit Information:
   Net Loss (as of March 31, 1998)                                                     $  (.13)

                                                                                       =======

   Net Asset Value (as of March 31, 1998)                                              $ 12.37

                                                                                       =======
Units Outstanding:
   Limited Partners                                                                     54,340
   General Partners                                                                        549



--------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


                                     Part. 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                      STATEMENT OF CASH FLOWS
                                            (Unaudited)

                                                                                         Three Months
                                                                                            Ended
                                                                                        March 31, 1998
------------------------------------------------------------------------------------------------------
CASH FLOWS USED BY OPERATING ACTIVITIES:

    Net Loss                                                                             $  (6,873)
    Adjustments to reconcile Net Loss to Net
      Cash Used by Operating Activities -
    Amortization of Deferred Organization Costs                                              1,373
    Increase in Deferred Organization Costs                                                (73,831)
    Increase in Accounts Payable and Accrued Expenses                                       76,311
    Decrease in Payable to Affiliates                                                       (8,532)
    Purchase of Portfolio Investments                                                     (100,000)

                                                                                         ---------

    Total Cash Used by Operating Activities                                               (111,552)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

    Capital Contributions                                                                  685,011

                                                                                         ---------

    Total Cash Provided by Financing Activities                                            685,011

                                                                                         ---------

    Net Increase in Cash and Cash Equivalents                                              573,459

CASH AND EQUIVALENTS, beginning of year                                                      1,100

                                                                                         ---------

CASH AND EQUIVALENTS, end of year                                                        $ 574,559
                                                                                         =========



------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


                                     Part. 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                 STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL
                                                 (Unaudited)


                                                        Three Months Ended March 31, 1998

                                                  Limited Partners    General Partners    Total
-------------------------------------------------------------------------------------------------
Balance, December 31, 1997                             $    100            $1,000        $  1,100

Contributions                                           679,150             5,861         685,011

Net Loss                                                 (6,804)              (69)         (6,873)

                                                       --------            ------        --------

Balance, March 31, 1998                                $672,446            $6,792        $679,238
                                                       ========            ======        ========

-------------------------------------------------------------------------------------------------





-------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


                      Part. 1. FINANCIAL INFORMATION

Item 1.  Financial Statements


               COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP
                       NOTES TO FINANCIAL STATEMENTS

                                (Unaudited)


BASIS OF PRESENTATION

      Community Investment Partners III, L.P., LLLP (CIP III) is a limited liability limited partnership which has elected to be a business development company under the Investment Company Act of 1940, as amended. As a business development company, the partnership is required to invest at least 70% of its total assets in qualifying investments as specified in the Investment Company Act. CIP Management, L.P., LLLP (Management), a limited liability limited partnership, is the Managing General Partner of CIP III. Management is responsible for making all decisions regarding CIP III's investment portfolio.

      CIP III was formed July 23, 1997. The Partnership raised $686,111 through a public offering of its units during the first quarter of 1998.

      All portfolio investments are carried at cost until significant developments affecting an investment provide a basis for revaluation. Thereafter, portfolio investments will be carried at fair value as obtained from outside sources or at a value determined quarterly by the Managing General Partner under the supervision of the Independent General Partners. Due to the inherent uncertainty of valuation, those estimated values for portfolio investments carried at cost may differ significantly from the values that would have been used had a ready market for the investment existed, and the differences could be material to the financial statements. Investments in securities traded on a national securities exchange will be valued at the latest reported sales price on the last business day of the period. If no sale has taken place, the securities will be valued at the last bid price. If no bid price has been reported, or if no exchange quotation is available, the securities will be valued at the quotation obtained from an outside broker. Investment transactions are recorded on a trade date basis. Income is recorded on an accrual basis.

                      Part. 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


               COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP
                     MANAGEMENT'S FINANCIAL DISCUSSION

LIQUIDITY AND CAPITAL RESOURCES

      CIP III participated in a public offering of its limited partnership interests ("Units") during the first quarter of 1998. The partnership sold 54,340 Units of limited partnership interest for an aggregate price of $679,250. The sole general partner of CIP III is the Managing General Partner which owns 1% of the aggregate capital contributions of all partners, or $6,861 of general partner capital. The aggregate capital contributions of both the limited partner and general partner capital was $686,111.

      The Partnership may request an additional capital contribution from each partner, in an amount up to the initial capital contribution, which could result in a two-fold increase in the offering proceeds. The contributions would be less if contributions are not made at the Capital Call Date. CIP III's potential profitability could be affected by the amount of funds at its disposal.

      The $100 initial limited capital contribution was returned to the related party.

      As of March 31, 1998, the partnership's total capital of $679,238, consisted of $672,446 in limited partner capital and $6,792 in general partner capital. Net loss was allocated to the limited partners in the amount of $6,804 and to the general partners in the amount of $69.

      The Partnership is actively reviewing potential portfolio investments. Until the Partnership invests in portfolio investments, it intends to invest its cash balances in a money market account. Due to their short term nature, such investments provide the Partnership with the liquidity necessary for investments as opportunities arise.

                      Part. 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

      Since the Partnership's registration became effective with the Securities and Exchange Commission on January 9, 1998, there is a lack of prior information to compare with the current quarter's results of operations. Net loss for the quarter ended March 31, 1998 was $6,873. This loss is attributable to $2,500 of expenses paid for professional fees, the $3,000 quarterly fee paid to the Independent General Partners and $1,373 incurred for amortization of deferred organizational costs. There was no income during the first quarter of 1998.

      CIP III is responsible for paying organizational and offering expenses up to 6% of the maximum gross offering proceeds, or $82,363. For purposes of determining the amount of the offering and organizational expenses payable by the Partnership, gross offering proceeds include the proceeds from an additional Capital Contribution of $12.50 per Unit, or a maximum aggregate of $5 million of gross offering proceeds (a maximum reimbursement of $300,000). Since its inception, CIP III has paid $8,552 of deferred organizational costs. After the end of the first quarter, the Partnership paid $73,811 of an invoice totaling $170,000 for legal services rendered in connection with its syndication and public offering. The Managing General Partner or one of its affiliates is responsible for paying the $96,189 balance of the invoice plus any future organizational and offering expenses. The Partnership's share of total deferred organizational costs of $82,363 will be amortized over a sixty-month period, beginning March 1, 1998.

      The future income of loss of the Partnership is contingent upon the performance of the portfolio investments and the ability to find suitable investment alternatives.

                      Part. 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


INVESTMENT TRANSACTIONS

Following is a summary of portfolio investment transactions during the quarter ended March 31, 1998.

                        Type of                                             Realized
Company                 Transaction          Cost         Proceeds         Gain (Loss)
-------------------     ------------       --------       --------         -----------
United Therapeutics     Purchase of
  Corporation           Common Stock       $100,000

                                           --------

                        Total              $100,000

                                           ========


                      Part. 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


SUBSEQUENT EVENTS

      The Partnership made two portfolio investments after the end of the first quarter. On April 6, 1998, the Partnership invested $100,000 in Implemed, Inc. and received 10,000 shares of Series D Convertible Preferred Stock. Implemed, Inc. develops polymers that are used to coat medical and other devices where infection is a serious problem. Also on April 6, 1998, the Partnership invested $100,001 in Protein Delivery Inc. and received 44,445 shares of Series D Preferred Stock. Protein Delivery Inc. specializes in the development of proprietary polymer-based systems for the delivery and stabilization of protein and peptide drugs.

                        Part. II.  OTHER INFORMATION



               COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

Item 1:     Legal Proceedings

      The partnership is not a party to any material pending legal proceedings.

Item 6:     Exhibits and Reports on Form 8-K

      (a) Exhibits
      None

      (b) Reports on Form 8-K
      No reports were filed on Form 8-K for the quarter ended March 31, 1998.

                                SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

      By:   CIP Management, L.P., LLLP, its Managing General Partner
      By:   CIP Management, Inc., its Managing General Partner


/s/   Daniel A. Burkhardt
      -----------------------  President, Treasurer and Director   May 15, 1998
      Daniel A. Burkhardt


/s/   Ray L. Robbins, Jr
      -----------------------  Vice-President and Director         May 15, 1998
      Ray L. Robbins, Jr.