Form 10-Q
period 1998-06-30
COMMUNITY INVESTMENT PARTNERS III LP LLP
filed 1998-08-12
CIK 1043161

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                         -----------------------------

                                   FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JUNE 30, 1998  Commission file number  000-23037


                 COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         MISSOURI                                 43-1790352

--------------------------------------------------------------------------------
         (State or other jurisdiction of        (IRS Employer
         incorporation or organization)         Identification No.)

         12555 Manchester Road
         St. Louis, Missouri                           63131

--------------------------------------------------------------------------------
         (Address of principal executive offices)   (Zip Code)

     Registrant's telephone number, including area code       (314) 515-2000
                                                           ---------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                    ---    ---

                 COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                     INDEX

                                                                           Page
                                                                          Number
Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheet                                                   3
            Schedule of Portfolio Investments                               4
            Income Statement                                                5
            Statement of Cash Flows                                         6
            Statement of Changes in Partnership Capital                     7
            Notes to Financial Statements                                   8

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           9

Part II.    OTHER INFORMATION<F*>

Item 1.     Legal Proceedings                                              12

Item 6.     Exhibits and Reports on Form 8-K                               12

            Signatures                                                     13


<F*>        Items 2,3,4 and 5 are omitted as they are not applicable



                        Part. 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                 COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP


                                 BALANCE SHEET
                                  (UNAUDITED)

                                                    June 30,            December 31,
                                                      1998                  1997
------------------------------------------------------------------------------------
                                          ASSETS
                                          ------
Investments at Fair Value
      (cost $400,003 and $0, respectively)          $400,003                  $   --
Cash and Cash Equivalents                            189,299                   1,100
Deferred Organizational Costs, net                    76,873                   8,532
                                                    --------                  ------
      TOTAL ASSETS                                  $666,175                  $9,632
                                                    ========                  ======

                           LIABILITIES AND PARTNERSHIP CAPITAL
                           -----------------------------------
Liabilities:
Accounts Payable and Accrued Expenses               $  5,448                  $   --
Payable to Affiliates                                     --                   8,532
                                                    --------                  ------
      TOTAL LIABILITIES                                5,448                   8,532
                                                    --------                  ------
Partnership Capital:

Capital - Limited Partners                           654,120                     100
Capital - General Partners                             6,607                   1,000
                                                    --------                  ------

      TOTAL PARTNERSHIP CAPITAL                      660,727                   1,100
                                                    --------                  ------
TOTAL LIABILITIES AND
      PARTNERSHIP CAPITAL                           $666,175                  $9,632
                                                    ========                  ======

------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                       Part. 1. FINANCIAL INFORMATION

Item 1. Financial Statements


                       COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                             SCHEDULE OF PORTFOLIO INVESTMENTS
-----------------------------------------------------------------------------------------------------------

Company                       Nature of Business                                              Fair Value
Initial Investment Date       Investment                                        Cost         June 30, 1998
-----------------------------------------------------------------------------------------------------------
UNITED THERAPEUTICS           Develops innovative pharmaceutical
CORPORATION                   and biotechnological therapies for the
                              treatment of life threatening diseases.

      June 30, 1998           100,000 shares of Common Stock                $100,000              $100,000


IMPLEMED, INC.                Develops polymers that are used to
                              coat medical and other devices where
                              infection is a serious problem.

      April 6, 1998           10,000 shares of Series D Convertible
                              Preferred Stock                                100,000               100,000


PROTEIN DELIVERY INC.         Specializes in the development of
                              proprietary polymer-based systems for
                              the delivery and stabilization of protein
                              and peptide drugs.

      April 6, 1998           44,445 shares of Series D
                              Preferred Stock                                100,001               100,001


LIPOMED, INC.                 Diagnostic testing and analytical
                              company that is pioneering new
                              medical applications of nuclear
                              magnetic resonance spectroscopy.

      June 16, 1998           16,667 shares of Series B Convertible
                              Preferred Stock                                100,002               100,002

                                                                            --------              --------

                                                                            $400,003              $400,003
                                                                            ========              ========
-----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                        Part. 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                 COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP
                               INCOME STATEMENT
                                  (UNAUDITED)

                                                 Three Months     Six Months
                                                     Ended          Ended
                                                 June 30, 1998  June 30, 1998
------------------------------------------------------------------------------
                                    INCOME
                                    ------
Dividend and Interest Income                      $        0       $        0
                                                  ----------       ----------

    TOTAL INCOME                                           0                0
                                                  ----------       ----------

                                   EXPENSES
                                   --------

Independent General Partners' Fees                     3,000            6,000
Professional Fees                                      9,795           12,295
Amortization of Deferred Organizational Costs          4,118            5,491
Management Fee                                           956              956
Other                                                    642              642
                                                  ----------       ----------

    TOTAL EXPENSES                                    18,511           25,384
                                                  ----------       ----------

    NET LOSS                                      $  (18,511)      $  (25,384)
                                                  ==========       ==========

Per Unit Information:
    Net Loss (as of June 30, 1998)                                 $     (.46)
                                                                   ==========
    Net Asset Value (as of June 30, 1998)                          $    12.04
                                                                   ==========

Units Outstanding:
    Limited Partners                                                   54,340
    General Partners                                                      549



------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                        Part. 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                 COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                   Six Months
                                                                      Ended
                                                                  June 30, 1998
--------------------------------------------------------------------------------
CASH FLOWS USED BY OPERATING ACTIVITIES:

      Net Loss                                                       $ (25,384)
      Adjustments to reconcile Net Loss to Net
        Cash Used by Operating Activities -
      Amortization of Deferred Organization Costs                        5,491
      Increase in Deferred Organization Costs                          (73,832)
      Increase in Accounts Payable and Accrued Expenses                  5,448
      Decrease in Payable to Affiliates                                 (8,532)
      Purchase of Portfolio Investments                               (400,003)
                                                                     ---------

      Total Cash Used by Operating Activities                         (496,812)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

      Capital Contributions                                            685,011
                                                                     ---------

      Total Cash Provided by Financing Activities                      685,011
                                                                     ---------

      Net Increase in Cash and Cash Equivalents                        188,199

CASH AND EQUIVALENTS, beginning of period                                1,100
                                                                     ---------

CASH AND EQUIVALENTS, end of period                                  $ 189,299
                                                                     =========


--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                        Part. 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                 COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                  STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL
                                  (UNAUDITED)


                                       Six Months Ended June 30, 1998

                               Limited Partners  General Partners       Total
--------------------------------------------------------------------------------
Balance, December 31, 1997          $    100          $1,000          $  1,100

Contributions                        679,150           5,861           685,011

Net Loss                             (25,130)           (254)          (25,384)
                                    --------          ------          --------

Balance, June 30, 1998              $654,120          $6,607          $660,727
                                    ========          ======          ========

--------------------------------------------------------------------------------







---------------------------------------------------------------------------------

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

      CIP III was formed July 23, 1997. CIP III participated in a public offering of its limited partnership interests ("Units") during the first quarter of 1998. The partnership sold 54,340 Units of limited partnership interest for an aggregate price of $679,250. The sole general partner of CIP III is the Managing General Partner which owns 1% of the aggregate capital contributions of all partners, and contributed $6,861 of general partner capital. The aggregate capital contributions of both the limited partner and general partner capital were $686,111.

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

                        Part. 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP
                       MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS
      Since the Partnership's registration became effective with the Securities and Exchange Commission on January 9, 1998, there is a lack of prior information to compare with the current quarter's results of operations. The loss for the three months ended June 30, 1998, was $18,511. This loss is attributable to $9,795 of expenses for legal, accounting and trustee fees (professional fees), the $3,000 quarterly fee paid to the Independent General Partners, $4,118 incurred for amortization of deferred organizational costs, $956 of expense for the management fee and other expenses of $642. There was no income during the three months ended June 30, 1998.

      Net loss for the six months ended June 30, 1998, was $25,384. This loss is attributable to professional fees, Independent General Partners fees, amortization of deferred organizational costs and management fees. There was no income during the first quarter of 1998.

      The Partnership made three portfolio investments during the second quarter. On April 6, 1998, the Partnership invested $100,000 in Implemed, Inc. and received 10,000 shares of Series D Convertible Preferred Stock. Implemed, Inc. develops polymers that are used to coat medical and other devices where infection is a serious problem. Also on April 6, 1998, the Partnership invested $100,001 in Protein Delivery Inc. and received 44,445 shares of Series D Preferred Stock. Protein Delivery Inc. specializes in the development of proprietary polymer-based systems for the delivery and stabilization of protein and peptide drugs. On June 16, 1998, the Partnership invested $100,002 in LipoMed, Inc. and received 16,667 shares of Series B Convertible Preferred Stock. LipoMed, Inc. is a diagnostic testing and analytical company that is pioneering new medical applications of nuclear magnetic resonance spectroscopy.

      CIP III is responsible for paying organizational and offering expenses up to 6% of the maximum gross offering proceeds, or $82,363. For purposes of determining the amount of the offering and organizational expenses payable by the Partnership, gross offering proceeds include the proceeds from an additional Capital Contribution of $12.50 per Unit. To date, the Partnership has paid offering and organizational expenses of 6% of the maximum gross offering proceeds, or $82,363.

      Since total offering and organizational costs incurred by the Partnership have been greater than 6% of the maximum gross offering proceeds, the Managing General Partner or one of its affiliates was responsible for paying the additional offering and organizational expenses totaling $130,189, at the end of the second quarter. In addition, the Managing General Partner or one of its affiliates will be responsible for paying any future organizational and offering expenses of the Partnership. The Partnership's share of total deferred organizational costs of $82,363 are being amortized over a sixty-month period, which began March 1, 1998.

      The future income or loss of the Partnership is contingent upon the performance of the portfolio investments and the ability to find suitable investment alternatives.

                        Part. 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INVESTMENT TRANSACTIONS

Following is a summary of portfolio investment transactions during the period ended June 30, 1998.

                           Type of                                                 Realized
Company                    Transaction                Cost          Proceeds      Gain (Loss)
-----------------------    ------------            ----------      ----------     -----------
Quarter 1 ended:
----------------
United Therapeutics        Purchase of
  Corporation              Common Stock             $100,000
                                                    --------

Quarter 2 ended:
----------------
Implemed, Inc.             Purchase of
                           Series D Convertible
                           Preferred Stock           100,000


Protein Delivery Inc.      Purchase of
                           Series D
                           Preferred Stock           100,001


LipoMed, Inc.              Purchase of
                           Series B Convertible
                           Preferred Stock           100,002
                                                    --------

   Total                                            $400,003
                                                    ========

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 1998, the partnership's total capital of $660,727, consisted of $654,120 in limited partner capital and $6,607 in general partner capital. Net loss was allocated to the limited partners in the amount of $25,130 and to the general partners in the amount of $254.

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

SUBSEQUENT EVENTS
      There were no subsequent events.

                          Part. II. OTHER INFORMATION

                 COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

Item 1:     Legal Proceedings

      The partnership is not a party to any material pending legal proceedings.

Item 6:     Exhibits and Reports on Form 8-K

       (a) Exhibits
       None

       (b) Reports on Form 8-K
       No reports were filed on Form 8-K for the quarter ended June 30, 1998.

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


              COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

              By:   CIP Management, L.P., LLLP, its Managing General Partner
              By:   CIP Management, Inc., its Managing General Partner


/s/    Daniel A. Burkhardt
       -----------------------     President, Treasurer and Director     August 14, 1998
       Daniel A. Burkhardt


/s/    Ray L. Robbins, Jr.
       -----------------------     Vice-President and Director           August 14, 1998
       Ray L. Robbins, Jr.