Form 10-Q
period 1998-09-30
COMMUNITY INVESTMENT PARTNERS III LP LLP
filed 1998-11-12
CIK 1043161

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                         ---------------------

                               FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1998
Commission file number 000-23037


             COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP
-----------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


         MISSOURI                                        43-1790352
-----------------------------------------------------------------------------
         (State or other jurisdiction of                 (IRS Employer
         incorporation or organization)                  Identification No.)

         12555 Manchester Road
         St. Louis, Missouri                             63131
-----------------------------------------------------------------------------
         (Address of principal executive offices)        (Zip Code)

   Registrant's telephone number, including area code    (314) 515-2000
                                                         --------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                    ---    ---

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

Part II. OTHER INFORMATION  <F*>

Item 1.  Legal Proceedings                                         12

Item 6.  Exhibits and Reports on Form 8-K                          12

         Signatures                                                13

[FN]
<F*>     Items 2,3,4 and 5 are omitted as they are not applicable

                Part. 1.  FINANCIAL INFORMATION

Item 1.     Financial Statements


                 COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                 BALANCE SHEET
                                  (UNAUDITED)
                                                 September 30,    December 31,
                                                     1998             1997
------------------------------------------------------------------------------

                                   ASSETS
                                   ------
Investments at Fair Value
     (cost $500,003 and $0, respectively)          $500,003           $   --
Cash and Cash Equivalents                            79,348            1,100
Deferred Organizational Costs, net                   72,755            8,532
                                                   --------           ------
     TOTAL ASSETS                                  $652,106           $9,632
                                                   ========           ======

                    LIABILITIES AND PARTNERSHIP CAPITAL
                    -----------------------------------
Liabilities:

Accounts Payable and Accrued Expenses              $ 10,495           $   --
Payable to Affiliates                                    --            8,532
                                                   --------           ------
     TOTAL LIABILITIES                               10,495            8,532
                                                   --------           ------
Partnership Capital:

Capital - Limited Partners                          635,195              100
Capital - General Partners                            6,416            1,000
                                                   --------           ------

     TOTAL PARTNERSHIP CAPITAL                      641,611            1,100
                                                   --------           ------
TOTAL LIABILITIES AND
  PARTNERSHIP CAPITAL                              $652,106           $9,632
                                                   ========           ======

------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                Part. 1.  FINANCIAL INFORMATION

Item 1.     Financial Statements


                              COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                    SCHEDULE OF PORTFOLIO INVESTMENTS
--------------------------------------------------------------------------------------------------------------
Company                      Nature of Business                                                 Fair Value
Initial Investment Date      Investment                                    Cost             September 30, 1998
--------------------------------------------------------------------------------------------------------------
UNITED THERAPEUTICS          Develops innovative pharmaceutical
CORPORATION                  and biotechnological therapies for the
                             treatment of life threatening diseases.

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

OPTIMARK                     Developed and patented a computer-based
TECHNOLOGIES, INC.           method for structuring auction markets
                             that significantly improves liquidity and
                             efficiency and lowers transaction costs.

  September 23, 1998         10,000 shares of Series B Convertible
                             Participating Preferred Stock                100,000                 100,000
                                                                         --------                --------

                                                                         $500,003                $500,003
                                                                         ========                ========

--------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                Part. 1.  FINANCIAL INFORMATION

Item 1.     Financial Statements


                              COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP
                                            INCOME STATEMENT

                                               (UNAUDITED)
                                                                       Three Months             Nine Months
                                                                           Ended                   Ended
                                                                    September 30, 1998      September 30, 1998
--------------------------------------------------------------------------------------------------------------
                                                 INCOME
                                                 ------
Dividend and Interest Income                                             $    120                $    120
                                                                         --------                --------

  TOTAL INCOME                                                                120                     120
                                                                         --------                --------

                                                EXPENSES
                                                --------
Independent General Partners' Fees                                          3,000                   9,000
Professional Fees                                                           9,891                  22,186
Amortization of Deferred Organizational Costs                               4,118                   9,609
Management Fee                                                              2,206                   3,162
Other                                                                          22                     663
                                                                         --------                --------

  TOTAL EXPENSES                                                           19,237                  44,620
                                                                         --------                --------

  NET LOSS                                                               $(19,117)               $(44,500)
                                                                         ========                ========


Per Unit Information:
  Net Loss (as of September 30, 1998)                                                            $   (.81)
                                                                                                 ========
  Net Asset Value (as of September 30, 1998)                                                     $  11.69
                                                                                                 ========

Units Outstanding:
  Limited Partners                                                                                 54,340
  General Partners                                                                                    549


--------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                Part. 1.  FINANCIAL INFORMATION

Item 1.     Financial Statements


                              COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                         STATEMENT OF CASH FLOWS
                                               (UNAUDITED)

                                                                                               Nine Months
                                                                                                  Ended
                                                                                            September 30, 1998
--------------------------------------------------------------------------------------------------------------
CASH FLOWS USED BY OPERATING ACTIVITIES:

  Net Loss                                                                                      $ (44,500)
  Adjustments to reconcile Net Loss to Net
    Cash Used by Operating Activities -
  Amortization of Deferred Organization Costs                                                       9,609
  Increase in Deferred Organization Costs                                                         (73,832)
  Increase in Accounts Payable and Accrued Expenses                                                10,495
  Decrease in Payable to Affiliates                                                                (8,532)
  Purchase of Portfolio Investments                                                              (500,003)
                                                                                                ---------

  Total Cash Used by Operating Activities                                                        (606,763)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

  Capital Contributions                                                                           685,011
                                                                                                ---------

  Total Cash Provided by Financing Activities                                                     685,011
                                                                                                ---------

  Net Increase in Cash and Cash Equivalents                                                        78,248

CASH AND EQUIVALENTS, beginning of period                                                           1,100
                                                                                                ---------

CASH AND EQUIVALENTS, end of period                                                             $  79,348
                                                                                                =========


--------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                Part. 1.  FINANCIAL INFORMATION

Item 1.     Financial Statements


                              COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                               STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL
                                               (UNAUDITED)


                                                            Nine Months Ended September 30, 1998

                                              Limited Partners        General Partners            Total
---------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                       $    100                  $1,000                $  1,100

Contributions                                     679,150                   5,861                 685,011

Net Loss                                          (44,055)                   (445)                (44,500)
                                                 --------                  ------                --------

Balance, September 30, 1998                      $635,195                  $6,416                $641,611
                                                 ========                  ======                ========
---------------------------------------------------------------------------------------------------------

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

                Part. 1.   FINANCIAL INFORMATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP
               MANAGEMENT'S FINANCIAL DISCUSSION


RESULTS OF OPERATIONS

  Since the Partnership's registration became effective with the Securities and Exchange Commission on January 9, 1998, there is a lack of prior information to compare with the current quarter's results of operations. The loss for the three months ended September 30, 1998, was $19,117. This loss is attributable to $9,891 of expenses for legal, accounting and trustee fees (professional fees), the $3,000 quarterly fee paid to the Independent General Partners, $4,118 incurred for amortization of deferred organizational costs, and $2,206 of expense for the management fee. The Partnership earned $120 of dividend and interest income during the three months ended September 30, 1998.

  Net loss for the nine months ended September 30, 1998, was $44,500. This loss is attributable to professional fees, Independent General Partners' fees, amortization of deferred organizational costs and the management fee. The Partnership earned $120 of dividend and interest income during the nine months ended September 30, 1998.

  The Partnership made one portfolio investment during the third quarter. On September 23, 1998, the Partnership invested $100,000 in OptiMark Technologies, Inc. and received 10,000 shares of Series B Convertible Participating Preferred Stock. OptiMark Technologies, Inc. has developed and patented a computer-based method for structuring auction markets that significantly improves liquidity and efficiency and lowers transaction costs. The company expects its novel market structuring technology to revolutionize auction markets for a wide variety of goods and services.

  The future income or loss of the Partnership is contingent upon the performance of the portfolio investments and the ability to find suitable investment alternatives.

                Part. 1.   FINANCIAL INFORMATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


INVESTMENT TRANSACTIONS


Following is a summary of portfolio investment transactions during the period ended September 30, 1998.

                              Type of                                               Realized
Company                       Transaction                    Cost       Proceeds   Gain (Loss)
-----------------------       ------------                 --------     --------   ----------
Quarter 1 ended:
---------------
United Therapeutics           Purchase of
  Corporation                 Common Stock                 $100,000
                                                           --------

Quarter 2 ended:
---------------
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
                                                           --------

Quarter 3 ended:
---------------
OptiMark Technologies, Inc.   Purchase of Series B
                              Convertible Participating
                              Preferred Stock              $100,000
                                                           --------
  Total                                                    $500,003
                                                           ========


LIQUIDITY AND CAPITAL RESOURCES

  As of September 30, 1998, the partnership's total capital of $641,611 consisted of $635,195 in limited partner capital and $6,416 in general partner capital. Net loss was allocated to the limited partners in the amount of $44,055 and to the general partners in the amount of $445.

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

                Part. 1.   FINANCIAL INFORMATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUBSEQUENT EVENTS

  The Independent General Partners of the Partnership have notified the investors of CIP III that they are required to make an additional capital contribution to the Partnership on or before November 18, 1998. The amount that the investors are required to pay is $12.50 for each Partnership Unit held. This per Unit amount is equal to the initial capital contribution, which could result in a two-fold increase in the offering proceeds.

  If any investor does not make the additional capital contribution, they will be regarded as a defaulting partner. The defaulting partners will have 20% of their capital contributions transferred to the non-defaulting partners on a pro-rata basis. This will have the effect of reducing the defaulting partners' interest and Units in the Partnership by 60%. The portion of the defaulting partners' capital contribution that transfers to the non-defaulting partners will be regarded as a capital contribution by the non-defaulting partners, on a pro-rata basis, and will increase the non-defaulting partners' interest and Units in the Partnership.

                  Part. II. OTHER INFORMATION


          COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

Item 1:   Legal Proceedings

  The partnership is not a party to any material pending legal proceedings.

Item 6:   Exhibits and Reports on Form 8-K

  (a) Exhibits
  None

  (b) Reports on Form 8-K
  No reports were filed on Form 8-K for the quarter ended September 30, 1998.

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


        COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

     By:  CIP Management, L.P., LLLP, its Managing General Partner
     By:  CIP Management, Inc., its Managing General Partner



/s/ Daniel A. Burkhardt
    -----------------------   President, Treasurer and Director    November 13, 1998
    Daniel A. Burkhardt


/s/ Ray L. Robbins, Jr.
    -----------------------   Vice-President and Director          November 13, 1998
    Ray L. Robbins, Jr.