Form 10-K
period 1998-12-31
COMMUNITY INVESTMENT PARTNERS III LP LLP
filed 1999-03-30
CIK 1043161

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                               ______________

                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1998   Commission file number 000-23037
                          -----------------                          ---------


                COMMUNITY INVESTMENT PARTNERS III L.P., LLLP
______________________________________________________________________________
           (Exact name of registrant as specified in its charter)


               MISSOURI                             43-1790352
______________________________________________________________________________
    (State or other jurisdiction of      (IRS Employer Identification No.)
    incorporation or organization)



        12555 Manchester Road
        St. Louis, Missouri                           63131
______________________________________________________________________________
(Address and principal executive office)            (Zip Code)

Registrant's telephone number, including area code   (314) 515-2000
                                                    ----------------

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [ X ]   NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in part III of this
Form 10-K or any amendment to this form 10-K.   YES  [   ]   NO [ X ]

As of March 15, 1999, 48,440 units of limited partnership interest (Units), representing net assets of $1,094,700 were held by non-affiliates. There is no established public market for such Units.

                   DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the Prospectus of the Registrant dated January 9, 1998, filed with the Securities and Exchange Commission are incorporated by reference in Part I, Part II and Part III hereof.

                COMMUNITY INVESTMENT PARTNERS III L.P., LLLP

                             TABLE OF CONTENTS
PART I                                                                        Page
                                                                              ----
      Item 1.        Business                                                   4

      Item 2.        Properties                                                 5

      Item 3.        Legal Proceedings                                          6

      Item 4.        Submission of Matters to a Vote of Security Holders        6

PART II

      Item 5.        Market for the Registrant's Common Equity and
                     Related Stockholder Matters                                7

      Item 6.        Selected Financial Data                                    8

      Item 7.        Management's Discussion and Analysis of
                     Financial Condition and Results of Operations              9

      Item 8.        Index to Financial Statements and
                     Supplementary Financial Data                              11

      Item 9.        Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure                    24

PART III

      Item 10.       Directors and Executive Officers of the Registrant        25

      Item 11.       Executive Compensation                                    26

      Item 12.       Security Ownership of Certain Beneficial
                     Owners and Management                                     27

      Item 13        Certain Relationships and Related Transactions            27

Part IV

      Item 14.       Exhibits, Financial Statement Schedules and
                     Reports on Form 8-K                                       28

SIGNATURES                                                                     29

INDEX TO EXHIBITS                                                              30


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

     The Partnership participated in a public offering of its limited partnership interests in the first quarter of 1998. The Partnership sold 54,340 Units of limited partnership interest and 549 Units of general partnership interest for an aggregate price of $686,111. In the fourth quarter, the Partnership executed a call to each partner for an additional aggregate amount of $686,111. After offering expenses, the Partnership received approximately $1,289,859 in proceeds available for investment.

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

                              PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Limited Partnership interests. As of March 15, 1999, the total number of holders of units is 111. The number of limited partnership units outstanding is 54,340. The number of general partnership units outstanding is 549 as of March 15, 1999.

     The information set forth under the captions "Partnership Distributions and Allocations" and "Transferability of Units" in the Prospectus of the Partnership dated January 9, 1998, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933 is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA,


STATEMENTS OF FINANCIAL CONDITION:

                                                                          As of
                                                                       December 31,
                                                                 ----------------------


                                                                    1998          1997
                                                                 ----------      ------
Net Assets                                                       $1,240,442      $1,100

Portfolio Investments at Fair Value                                 512,003           -


STATEMENTS OF INCOME:
                                                                     For the Years
                                                                   Ended December 31,
                                                                 ----------------------


                                                                    1998          1997
                                                                 ----------      ------
Net Loss before Realized Gains
(Losses) and Unrealized Gains (Losses)                           $ (131,780)          -

Realized Gains (Losses)                                                   -           -

Unrealized Gains (Losses)                                                 -           -

Net Loss                                                           (131,780)          -

Per Unit of
Partnership Interest:

Net Asset Value                                                       22.60           -

Net Loss before Realized Gains
(Losses) and Unrealized Gains (Losses)                                (2.40)          -

Realized Gains (Losses)                                                   -           -

Unrealized Gains (Losses)                                                 -           -

Net Loss                                                              (2.40)          -


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                   (FISCAL YEAR 1998 VERSUS 1997)

     Net loss for the year ended December 31, 1998, was $131,780.
Operating activities did not commence until 1998; only initial contributions of $1,100 were made to establish the Partnership in 1997. The net loss is attributable to $29,060 in professional fees incurred by the Partnership and $19,813 in director and management fees. In addition, $82,363 for organization costs were expensed during 1998.

     The Partnership participated in a public offering of its limited partnership interests in the first quarter of 1998. The Partnership sold 54,340 Units of limited partnership interest and 549 Units of general partnership interest for an aggregate price of $686,111. In the fourth quarter, the Partnership executed a call to each partner for an additional aggregate amount of $686,111. After offering expenses, the Partnership received approximately $1,289,859 in proceeds available for investment.

     The Partnership has made several initial investments totaling $512,003 in its first year of operations (Note 6). The Partnership made no distributions during 1998. The future income or loss of the Partnership is contingent upon the performance of the portfolio investments.

LIQUIDITY AND CAPITAL RESOURCES

     Total capital for the Partnership as of December 31, 1998, was $1,240,442. This consisted of $1,228,038 in Limited Partner capital and $12,404 in General Partner capital.

     Net loss of $131,780 for 1998 was allocated in the amount of $130,462 to the Limited Partners and in the amount of $1,318 to the General Partner.

     The Partnership is actively reviewing potential portfolio investments. Until the Partnership finishes investing in portfolio investments, it intends to invest its cash balances in a money market account. Due to their short-term nature, such investments provide the Partnership with the liquidity necessary for investments as opportunities arise. At December 31, 1998, the Partnership had $742,439 in cash and cash equivalents.

SUBSEQUENT EVENTS

     None

YEAR 2000 ISSUE

     Although the Partnership has no Year 2000 issues that would result from its own information systems, the Partnership has investments in publicly and privately placed securities and loans. The Partnership may be exposed to credit risk to the extent that the related borrowers are materially adversely impacted by the Year 2000 issue.

Item 8.  INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY
         FINANCIAL DATA

                                                                              Page
                                                                              ----
      Report of Independent Accountants                                        12

      Schedule of Portfolio Investments as of
      December 31, 1998 and 1997                                               13

      Statements of Financial Condition as of December 31, 1998 and 1997       16

      Statements of Income for the Years Ended
      December 31, 1998 and 1997.                                              17

      Statements of Cash Flows for the Years Ended
      December 31, 1998 and 1997.                                              18

      Statements of Changes in Partnership Capital for the
      Years Ended December 31, 1998 and 1997.                                  19

      Notes to Financial Statements.                                           20


Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                 REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of
Community Investment Partners III L.P., LLLP

In our opinion, the accompanying Statements of Financial Condition, including the Schedule of Portfolio Investments, and the related Statements of Income, of Cash Flows and of Changes in Partnership Capital present fairly, in all material respects, the financial position of Community Investment Partners III L.P., LLLP (the "Partnership") at December 31, 1998 and 1997, and the results of its operations, its cash flows and the changes in Partnership Capital for each of the two years in the period ended December 31, 1998, in confomity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of portfolio investments owned at December 31, 1998, provide a reasonable basis for the opinion expressed above.

As explained in Note 3, the financial statements include securities valued at $512,003 (41 percent of net assets), whose values have been estimated by the Managing General Partner in the absence of readily ascertainable market values. Those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.


PRICEWATERHOUSECOOPERS LLP

St. Louis, Missouri
March 12, 1999

                          COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                SCHEDULE OF PORTFOLIO INVESTMENTS
                                     As of December 31, 1998
-----------------------------------------------------------------------------------------------------

Company                       Nature of Business                                         Fair Value
Investment Date               Investment                                   Cost           (Note 3)

-----------------------------------------------------------------------------------------------------
IMPLEMED, INC.                Develops polymers that are
                              used to coat medical and other
                              devices where infection is a
                              serious problem

      April 6, 1998           10,000 shares of Series D
                              Convertible Preferred Stock                $100,000          $100,000

LIPOMED, INC.                 A diagnostic testing and
                              analytical company that is
                              pioneering new medical applications
                              of nuclear magnetic resonance
                              (NMR) spectroscopy.

      June 16, 1998           16,667 shares of Series B
                              Convertible Preferred Stock                 100,002           100,002

OPTIMARK TECHNOLOGIES, INC.   Developed and patented a
                              computer-based method for structuring
                              auction markets that significantly
                              improves liquidity and efficiency,
                              lowering transaction costs in the process.

      September 23, 1998      10,000 shares of Series B
                              Convertible Participating
                              Preferred Stock                             100,000           100,000

PROTEIN DELIVERY INC.         Drug delivery company specializing
                              in proprietary polymer-based systems
                              for the delivery and stabilization of
                              protein and peptide drugs.

      April 6, 1998           44,445 shares of Series D
                              Preferred Stock                             100,001           100,001
      December 23, 1998       10% Bridge Note, due 4/1/99
                              and a Warrant to purchase
                              shares of Common Stock,
                              expiring 12/31/04                            12,000            12,000


                           COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                            SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                      As of December 31, 1998

-----------------------------------------------------------------------------------------------------

Company                       Nature of Business                                         Fair Value
Investment Date               Investment                                   Cost           (Note 3)

-----------------------------------------------------------------------------------------------------
UNITED THERAPEUTICS           Develops innovative pharmaceutical
CORPORATION                   and biotechnological therapies for
                              the treatment of life threatening
                              diseases.

      March 31, 1998          100,000 shares of Common Stock              100,000           100,000
                                                                         --------          --------


                              TOTAL INVESTMENTS                          $512,003          $512,003
                                                                         ========          ========



                             The accompanying notes are an integral
                               part of these financial statements.



                          COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                SCHEDULE OF PORTFOLIO INVESTMENTS
                                     As of December 31, 1997
-----------------------------------------------------------------------------------------------------

Company                       Nature of Business                                         Fair Value
Investment Date               Investment                                   Cost           (Note 3)

-----------------------------------------------------------------------------------------------------

No investments were made  in 1997



           The accompanying notes are an integral part of these financial statements.



                      COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                            STATEMENTS OF FINANCIAL CONDITION

                                         ASSETS
                                         ------

                                                                           December 31,
                                                                 ----------------------------


                                                                    1998                1997
                                                                 ----------            ------
Investments at Fair Value (Note 3)
   (cost $512,003 and $0 respectively)                           $  512,003            $    -
Cash and Cash Equivalents                                           742,439             1,100
Deferred Organizational Costs (Note 3)                                    -             8,532
                                                                 ----------            ------


TOTAL ASSETS                                                     $1,254,442            $9,632
                                                                 ==========            ======


                           LIABILITIES AND PARTNERSHIP CAPITAL
                           -----------------------------------

                                                                           December 31,
                                                                 ----------------------------


                                                                    1998                1997
                                                                 ----------            ------

Liabilities:

Accounts Payable and Accrued Expenses                            $   14,000            $    -
Payable to Affiliates (Note 5)                                            -             8,532
                                                                 ----------            ------

   TOTAL LIABILITIES                                                 14,000             8,532
                                                                 ----------            ------

Partnership Capital:

Capital - Limited Partners                                        1,228,038               100
Capital - General Partners                                           12,404             1,000
                                                                 ----------            ------

   TOTAL PARTNERSHIP CAPITAL                                      1,240,442             1,100
                                                                 ----------            ------

TOTAL LIABILITIES AND
   PARTNERSHIP CAPITAL                                           $1,254,442            $9,632
                                                                 ==========            ======



                     The accompanying notes are an integral
                       part of these financial statements.



                        COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                    STATEMENTS OF INCOME
                                                                      For the Years Ended
                                                                           December 31,
                                                                  ---------------------------


                                                                     1998                1997
                                                                  ---------             -----

                                           INCOME
                                           ------

Interest Income                                                   $     119             $   -
                                                                  ---------             -----


      TOTAL INCOME                                                      119                 -
                                                                  ---------             -----


                                          EXPENSES
                                          --------


Management Fees (Note 5)                                              7,813                 -
Organization Costs (Note 3)                                          82,363                 -
Professional Fees                                                    29,060                 -
Independent General Partners' Fees                                   12,000                 -
Other                                                                   663                 -
                                                                  ---------             -----


      TOTAL EXPENSES                                                131,899                 -
                                                                  ---------             -----

Net Loss before Net Realized Gains
   (Losses) and Unrealized Gains (Losses)                          (131,780)                -

Net Realized Gains (Losses)
   on Sales of Investments                                                -                 -

Net Unrealized Gains (Losses)
   on Investments                                                         -                 -
                                                                  ---------             -----


      NET LOSS                                                    $(131,780)            $   -
                                                                  =========             =====




                     The accompanying notes are an integral
                       part of these financial statements.

                  COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                            STATEMENTS OF CASH FLOWS

                                                               For the Years Ended December 31,
                                                                  ---------------------------


                                                                     1998               1997
                                                                  ---------           -------
CASH FLOWS USED IN OPERATING ACTIVITIES:

   Net loss                                                       $(131,780)          $     -
   Adjustments to reconcile net loss
      to net cash used by operating activities:
   Decrease (increase) in deferred organization costs                 8,532            (8,532)
   Increase in accounts payable and accrued expenses                 14,000                 -
   (Decrease) increase in payable to affiliates                      (8,532)            8,532
   Purchase of portfolio investments                               (512,003)                -
                                                                  ---------           -------


      Net cash used in operating activities                        (629,783)                -
                                                                  ---------           -------


CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

   Capital Contributions                                          1,371,122             1,100
                                                                  ---------           -------


      Net cash provided by financing activities                   1,371,122             1,100
                                                                  ---------           -------


      Net increase in cash and cash equivalents                     741,339             1,100

CASH AND CASH EQUIVALENTS:

   Beginning of year                                                  1,100                 -
                                                                  ---------           -------


   End of year                                                    $ 742,439           $ 1,100
                                                                  =========           =======



                     The accompanying notes are an integral
                      part of these financial statements.



                      COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                      STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

                     For the Years Ended December 31, 1998 and 1997



                                               -------------------------------------------
                                                LIMITED          GENERAL
                                                PARTNERS         PARTNERS         TOTAL
                                               ----------        --------       ----------

Balance, December 31, 1997                     $      100        $ 1,000        $    1,100

Contributions                                   1,358,400         12,722         1,371,122

Net Loss                                         (130,462)        (1,318)         (131,780)
                                               ----------        -------        ----------

Balance, December 31, 1998                     $1,228,038        $12,404        $1,240,442
                                               ==========        =======        ==========






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

     Risk of Ownership
     -----------------

          The purchase and ownership of Partnership Units involve a number of significant risks and other important factors. The portfolio company investments of the Partnership involve a high degree of business and financial risk that can result in substantial losses. Among these are the risks associated with investing in companies with little operating history, companies operating at a loss or with substantial variations in operating results from period to period, companies with the need for substantial additional capital to support expansion or achieve or maintain a competitive position, companies which may be highly leveraged, companies which may not be diversified and companies in which the Partnership may be the sole or primary lender. The Partnership intends to invest in only a few companies; therefore, a loss or other problem with a single investment would have a material adverse effect on the Partnership.

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

     Organizational Costs
     --------------------

          Total organizational and offering expenses for the Partnership totaled $213,052, of which, $130,689 were paid by an affiliate. The remaining $82,363 of organization costs were expensed in accordance with AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities."

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

     Distributions
     -------------

          When excess cash, if any, becomes available, it is the Partnership's intent to make distributions on an annual basis. It is not anticipated that any investments will be sold until the later years of the Partnership. Accordingly, it is unlikely that any significant distributions of the proceeds from the disposition of investments will be made until the later years of the Partnership. No distributions were made for 1998 and distributions are unlikely during 1999.

4.   PER UNIT INFORMATION

          There is no market for the Limited Partnership interests. Per Unit Information is as follows:

                                   For the Year Ended December 31, 1998
                                   ------------------------------------
      Number of unit holders                          111
                                                  =======

      Limited partnership units                    54,340

      General partnership units                       549
                                                  -------

      Total units outstanding                      54,889
                                                  =======

      Net asset value per unit                    $ 22.60
                                                  =======

      Net loss per unit                           $ (2.40)
                                                  =======



5.   RELATED PARTY TRANSACTIONS

          The Partnership is furnished with certain non-reimbursed management and accounting services by affiliates, which are not reflected in the accompanying financial statements.

          The Managing General Partner performs management and administrative services for the operation of the Partnership. The Managing General Partner is paid an annual management fee of 1.5% of total assets, this fee for 1998 was $7,813. The Managing General Partner is also reimbursed by the Partnership for out of pocket expenses in connection with finding, evaluating, structuring, approving, monitoring and liquidating the Partnership's portfolio investments.

          Total offering expenses for the Partnership amounted to $213,052, of which, $130,689 were paid by an affiliate.

          The Partnership may place its General Partners on Boards of Directors of portfolio companies.

          The Managing General Partner of the Partnership is also the managing general partner of Community Investment Partners, L.P. and Community Investment Partners II, L.P., both business development companies.

6.   INVESTMENT TRANSACTIONS

          Following is a summary of portfolio investment transactions for the year ended December 31, 1998.

                        Type of                                                              Realized
Company                 Investment                             Cost          Proceeds       Gain (Loss)
-------                 ----------                             ----          --------       -----------
PURCHASES:

United Therapeutics
Corporation             Common Stock                         $100,000

Implemed, Inc.          Series D Convertible
                        Preferred Stock                       100,000

Protein Delivery Inc.   Series D Preferred Stock              100,001

                        10% Bridge Note, due
                        4/1/99 and One Warrant                 12,000

LipoMed, Inc.           Series B Convertible
                        Preferred stock                       100,002

OptiMark
Technologies, Inc.      Series B Convertible
                        Participating Preferred stock         100,000
                                                             --------

   TOTAL PURCHASES                                           $512,003
                                                             ========




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

Specific Information regarding the Independent General Partners:

     Thomas A. Hughes, 55, is the Assistant Vice President, Associate General Counsel and Manager-Legal of The Detroit Edison Company, the utility subsidiary of DTE Energy Company. He also serves as the Associate General Counsel of DTE Energy Company. Headquartered in Detroit, Michigan, Detroit Edison is Michigan's largest electric utility serving two million customers in Southeastern Michigan. Prior to joining Detroit Edison in 1978, Mr. Hughes served as General Counsel of the Missouri Public Service Commission. Mr. Hughes has served as a Trustee of the Detroit Metropolitan Bar Association Foundation, and as a member of the Michigan State Bar Association Administrative Law Section Council and is currently serving as a member of the Board of Directors of the Michigan Chapter of the American Corporate Counsel Association. Mr. Hughes does not own any units.

     Ralph G. Kelly, 42, joined Charter Communications, Inc. in 1993 as Vice President -- Finance, a position he held until early 1994, when he became Chief Financial Officer of CableMaxx, Inc., a wireless cable television operator. Mr. Kelly returned as Senior Vice President -- Treasurer of Charter Communications, Inc. in February 1996, and has responsibility for treasury operations, investor relations and financial reporting. Mr. Kelly has worked in the cable industry since 1984 when he joined Cencom Cable Associates, Inc. as Controller. Mr. Kelly was promoted to Treasurer of Cencom Cable Associates, Inc. in 1989 and was responsible for treasury management, loan compliance, budget administration, supervision of internal audit and SEC reporting. Mr. Kelly is a Certified Public Accountant and was in the audit division of Arthur Andersen LLC from 1979 to 1984. Mr. Kelly owns 100 Units.

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

The Directors and Officers of CIP Management's, Inc. are as follows:

     Daniel A. Burkhardt, 51, President, Treasurer and Director of CIP Management, Inc. since October, 1989 and general partner of CIP Management, L.P., LLLP since February 1990. He is a general partner of The Jones Financial Companies, L.L.L.P., the parent company of Edward D. Jones & Co., L.P., where he has specialized in investment banking and structuring investments since 1980. He is also a director of St. Joseph Light & Power Co. and SEMCO Energy, Inc. Mr. Burkhardt currently owns 2,000 Units.

     Ray A. Robbins, Jr., 54, Vice President and Director of CIP Management, Inc. since October 1989. He is a general partner of The Jones Financial Companies, L.L.L.P., the parent company of Edward D. Jones & Co., L.P., where he has specialized in securities analysis since 1984, and where he was responsible for municipal bond transactions from 1975 to 1983. Mr. Robbins is Co-Chairman of the Edward D. Jones & Co., L.P. Investment Policy Committee. Mr. Robbins currently owns 1,000 Units.

     Marilyn A. Gaffney, 40, Secretary of CIP Management, Inc. since October, 1989. She is a Limited Partner of The Jones Financial
Companies, L.L.L.P., the parent company of Edward D. Jones & Co., L.P., where she has been a senior investment adviser in investment banking since 1980. Ms. Gaffney currently owns 100 Units.

ITEM 11.  EXECUTIVE COMPENSATION

     Each Independent General Partner will receive an annual fee of $6,000 from the Partnership once the Partnership commences business operations, a fee of $1,000 for each meeting attended, and all out-of-pocket expenses relating to attendance at meetings of the Individual General Partners. Independent General Partner fees totaled $12,000 during 1998.

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

     The Managing General Partner has a 1% General Partner (549 units) interest and a 4.97% (2,700 units) Limited Partner interest.

     As of March 15, 1999, no parties are known by the Partnership to be the beneficial owners of more than 5% of the Units.

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

               <F**>Incorporated by reference to the Partnership's
                    Registration Statement No. 333-34363 on Form N-2 under the Securities Act of 1933.

     b. No reports on Form 8-K were filed during the quarter ended December 31, 1998.

     c.   Exhibits filed as part of this report are included in Item
          (14) (a)(3) above.

     d. All financial statement schedules are omitted because they are not applicable, or the required information is included in the balance sheet or notes thereto.

                             SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of March, 1999.


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


/s/ Ray L. Robbins
-----------------------------    Vice President and Director of CIP
    Ray L. Robbins               Management, Inc.



/s/ Thomas A. Hughes
-----------------------------    Individual General Partner,
    Thomas A. Hughes             Community Investment Partners III L.P.,
                                 LLLP



/s/ Ralph G. Kelly
-----------------------------    Individual General Partner,
    Ralph G. Kelly               Community Investment Partners III L.P.,
                                 LLLP

                         INDEX TO EXHIBITS

Exhibit
Number      Description of Exhibit                                    Page
------      ----------------------                                    ----
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




______________________

<F*>Incorporated by reference
