Form 10-Q
period 1999-03-31
COMMUNITY INVESTMENT PARTNERS III LP LLP
filed 1999-05-14
CIK 1043161

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                       ______________________


                              FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                OF THE SECURITIES EXCHANGE ACT OF 1934




           For the quarterly period ended  MARCH 31, 1999
                 Commission file number  000-23037


            COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP
_______________________________________________________________________
        (Exact name of registrant as specified in its charter)


           MISSOURI                                 43-1790352
________________________________________________________________________
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                 Identification No.)

        12555 Manchester Road
         St. Louis, Missouri                             63131
_______________________________________________________________________
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code      (314) 515-2000
                                                      __________________


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

                                   INDEX


                                                                     Page
                                                                    Number

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Schedule of Portfolio Investments . . . . . . . . . . . . . . 3
         Statement of Financial Condition. . . . . . . . . . . . . . . 5
         Statement of Income . . . . . . . . . . . . . . . . . . . . . 6
         Statement of Cash Flows . . . . . . . . . . . . . . . . . . . 7
         Statement of Changes in Partnership Capital . . . . . . . . . 8
         Notes to Financial Statements . . . . . . . . . . . . . . . . 9

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . .10

Part II. OTHER INFORMATION <F*>

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .11

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .11

         Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .12

[FN]
<F*>     Items 2,3,4 and 5 are omitted as they are not applicable

                                        Part I. FINANCIAL INFORMATION

Item 1. Financial Statements



                                COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                      SCHEDULE OF PORTFOLIO INVESTMENTS
                                             As of March 31, 1999
________________________________________________________________________________________________________

Company                        Nature of Business
Investment Date                Investment                                       Cost       Fair Value
________________________________________________________________________________________________________
IMPLEMED, INC.                 Develops polymers that are
                               used to coat medical and other
                               devices where infection is a
                               serious problem

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

________________________________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.


                                        Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


                              COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D)
                                           As of March 31, 1999
________________________________________________________________________________________________________

Company                        Nature of Business
Investment Date                Investment                                       Cost       Fair Value
________________________________________________________________________________________________________
UNITED THERAPEUTICS            Develops innovative pharmaceutical
CORPORATION                    and biotechnological therapies for
                               the treatment of life threatening diseases.

    March 31, 1998             100,000 shares of Common Stock                  100,000       100,000
                                                                              --------      --------


                               TOTAL INVESTMENTS                              $512,003      $512,003
                                                                              ========      ========



________________________________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.


                                     Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


                           COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                  STATEMENT OF FINANCIAL CONDITION
                                            (UNAUDITED)
                                                                March 31,     December 31,
                                                                  1999            1998
____________________________________________________________________________________________

                                             ASSETS
                                             ------
Investments at Fair Value
   (cost $512,003 and $512,003, respectively)                 $  512,003        $  512,003
Cash and Cash Equivalents                                        741,155           742,439
                                                              ----------        ----------
TOTAL ASSETS                                                  $1,253,158        $1,254,442
                                                              ==========        ==========

                                 LIABILITIES AND PARTNERSHIP CAPITAL
                                 -----------------------------------
Liabilities:

Accounts Payable and Accrued Expenses                            $25,159           $14,000
                                                              ----------        ----------
   TOTAL LIABILITIES                                              25,129            14,000
                                                              ----------        ----------
Partnership Capital:

Capital - Limited Partners                                     1,215,719         1,228,038
Capital - General Partners                                        12,280            12,404
                                                              ----------        ----------

   TOTAL PARTNERSHIP CAPITAL                                   1,227,999         1,240,442
                                                              ----------        ----------
TOTAL LIABILITIES AND
   PARTNERSHIP CAPITAL                                        $1,253,158        $1,254,442
                                                              ==========        ==========

____________________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.


                                     Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


                           COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                        STATEMENT OF INCOME
                                            (UNAUDITED)

                                                              Three Months      Three Months
                                                                 Ended             Ended
                                                             March 31, 1999    March 31, 1998
______________________________________________________________________________________________

                                              INCOME
                                              ------
Interest Income                                                 $      -           $     -
                                                                --------           -------

      TOTAL INCOME                                                     -                 -
                                                                --------           -------

                                             EXPENSES
                                             --------

Management Fees                                                    4,704                 -
Organization Costs                                                     -             1,373
Professional Fees                                                  4,739             2,500
Independent General Partners' Fees                                 3,000             3,000
                                                                --------           -------

      TOTAL EXPENSES                                              12,443             6,873
                                                                --------           -------

      NET LOSS                                                  $(12,443)          $(6,873)
                                                                ========           =======

Per Unit Information:
   Net Loss                                                     $   (.23)          $  (.13)
                                                                ========           =======

   Net Asset Value                                              $  22.37           $ 12.37
                                                                ========           =======

Units Outstanding:
   Limited Partners                                               54,340            54,340
   General Partners                                                  549               549





______________________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

                                     Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


                           COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                      STATEMENT OF CASH FLOWS
                                            (UNAUDITED)

                                                              Three Months      Three Months
                                                                  Ended             Ended
                                                             March 31, 1999    March 31, 1998
_____________________________________________________________________________________________
CASH FLOWS USED IN OPERATING ACTIVITIES:

   Net loss                                                     $(12,443)         $ (6,873)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
   Amortization of deferred organization costs                         -             1,373
   Increase in deferred organization costs                             -           (73,831)
   Increase in accounts payable and accrued expenses              11,159            76,331
   Decrease in payable to affiliates                                   -            (8,532)
   Purchase of portfolio investments                                   -          (100,000)
                                                                --------         ---------

   Net cash used in operating activities                          (1,284)         (111,552)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

   Capital contributions                                               -           685,011
                                                                --------         ---------

   Net cash provided by financing activities                           -           685,011
                                                                --------         ---------

   Net (decrease) increase in cash and cash equivalents           (1,284)          573,459

CASH AND CASH EQUIVALENTS, beginning of period                   742,439             1,100
                                                                --------         ---------

CASH AND CASH EQUIVALENTS, end of period                         741,155         $ 574,559
                                                                ========         =========




_____________________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

                                     Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                            STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL
                                            (UNAUDITED)


                                                         Three Months Ended March 31, 1999 and March 31, 1998

                                                           Limited Partners   General Partners       Total
_____________________________________________________________________________________________________________

Balance, December 31, 1997                                    $      100           $ 1,000        $    1,100

Contributions                                                    679,150             5,861           685,011

Net Loss                                                          (6,804)              (69)           (6,873)
                                                              ----------           -------        ----------

Balance March 31, 1998                                        $  672,446           $ 6,792        $  679,238
                                                              ==========           =======        ==========



Balance, December 31, 1998                                    $1,228,038           $12,404        $1,240,442

Net Loss                                                         (12,319)             (124)          (12,443)
                                                              ----------           -------        ----------

Balance March 31, 1999                                        $1,215,719           $12,280        $1,227,999
                                                              ==========           =======        ==========


_____________________________________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

                        Part I. FINANCIAL INFORMATION

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

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



             COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP
                   MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

    Net loss for the first quarter of 1999 was $12,443, compared to a net loss of $6,873 for the first quarter of 1998. The difference is attributable to a $4,704 management fee that was not applicable for the first quarter of 1998, its first quarter of operations. No gains or losses have been realized nor are they expected to be realized in the near future due to the recent acquisition of investments within the past year.
    Additional investments have not been made during the first quarter of 1999. Currently, funds are being invested in a money market account until appropriate investment opportunities become available. The future income or loss of the Partnership is contingent upon the performance of the portfolio investments and the ability to find suitable investment alternatives.

INVESTMENT TRANSACTIONS

    The Partnership did not participate in any portfolio investment transactions during the period ended March 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1999, the partnership's total capital of $1,227,999, consisted of $1,215,719 in limited partner capital and $12,280 in general partner capital. Net loss was allocated to the limited partners in the amount of $12,319 and to the general partners in the amount of $124.
    The Partnership is actively reviewing potential portfolio investments. Until the Partnership invests in portfolio investments, it intends to invest its cash balances in a money market account. Due to their short term nature, such investments provide the Partnership with the liquidity necessary for investments as opportunities arise.

SUBSEQUENT EVENTS

    None

YEAR 2000 ISSUE

    Although the Partnership has no Year 2000 issues that would result from its own information systems, the Partnership has investments in publicly and privately placed securities and loans. The Partnership may be exposed to credit risk to the extent that the related borrowers are materially adversely impacted by the Year 2000 issue.

                         Part II. OTHER INFORMATION



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


               COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

               By:  CIP Management, L.P., LLLP, its Managing General Partner
               By:  CIP Management, Inc., its Managing General Partner


/s/ Daniel A. Burkhardt
    ---------------------    President, Treasurer and Director  May 10, 1999
    Daniel A. Burkhardt


/s/ Ray L. Robbins
    ---------------------    Vice-President and Director        May 10, 1999
    Ray L. Robbins