Form 10-Q
period 1999-06-30
COMMUNITY INVESTMENT PARTNERS III LP LLP
filed 1999-08-13
CIK 1043161

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                            ---------------------

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1999  Commission file number 000-23037


                COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     MISSOURI                                          43-1790352
------------------------------------------------------------------------------
     (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                    Identification No.)

     12555 Manchester Road
     St. Louis, Missouri                               63131
------------------------------------------------------------------------------
     (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code     (314) 515-2000
                                                   ---------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.  YES  X  NO
           ---    ---
                                1

            COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                               INDEX

                                                                   Page
                                                                  Number

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Schedule of Portfolio Investments                           3
         Statement of Financial Condition                            5
         Statement of Income                                         6
         Statement of Cash Flows                                     7
         Statement of Changes in Partnership Capital                 8
         Notes to Financial Statements                               9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        10

Part II. OTHER INFORMATION <F*>

Item 1.  Legal Proceedings                                          13

Item 6.  Exhibits and Reports on Form 8-K                           13

         Signatures                                                 15

[FN]
<F*>Items 2,3,4 and 5 are omitted as they are not applicable

            Part I. FINANCIAL INFORMATION


Item 1. Financial Statements

                              COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                    SCHEDULE OF PORTFOLIO INVESTMENTS
                                           AS OF JUNE 30, 1999
-------------------------------------------------------------------------------------------------------
       Company                 Nature of Business
Initial Investment Date           Investment                                   Cost          Fair Value
-------------------------------------------------------------------------------------------------------
ATHEROGENICS, INC.       Pharmaceutical company focused on
                         the discovery and development of
                         therapeutics for the treatment and
                         prevention of cardiovascular disease.

    May 11, 1999         33,333 shares of Series C
                         Convertible Preferred Stock                           99,999           99,999

ENDICOR MEDICAL, INC.    Develops devices for the removal
                         of blood clots and occlusive tissue
                         from arteries.

    June 18, 1999        43,248 shares of Series C
                         Preferred Stock                                      100,000          100,000

IMPLEMED, INC.           Develops polymers that are used to
                         coat medical and other devices where
                         infection is a serious problem.

    April 6, 1998        10,000 shares of Series D Convertible
                         Preferred Stock                                      100,000          100,000

    May 17, 1999         3,337 shares of Series D
                         Convertible Preferred Stock                               33               33

                         Bridge Note, convertible to Series E
                         Preferred Stock                                        8,750            8,750

LIPOMED, INC.            Diagnostic testing and analytical
                         company that is pioneering new
                         medical applications of nuclear
                         magnetic resonance spectroscopy.

    June 16, 1998        16,667 shares of Series B Convertible
                         Preferred Stock                                      100,002          100,002

-------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.



                 Part I. FINANCIAL INFORMATION


Item 1. Financial Statements


                              COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                               SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                           AS OF JUNE 30, 1999

-------------------------------------------------------------------------------------------------------
        Company                  Nature of Business
Initial Investment Date             Investment                                 Cost         Fair Value
-------------------------------------------------------------------------------------------------------
OPTIMARK TECHNOLOGIES,   Developed and patented a
INC.                     computer-based method for
                         structuring auction markets
                         that significantly improves
                         liquidity and efficiency, lowering
                         transaction costs in the process.

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

    April 6, 1998        44,445 shares of Series D
                         Preferred Stock                                      100,001          100,001

    December 23, 1998    4,976 shares of Series E Preferred
                         Stock and Warrant to purchase
                         2,400 shares of common stock                          12,440           12,440


UNITED THERAPEUTICS      Develops innovative pharmaceutical
CORPORATION              and biotechnological therapies for the
                         treatment of life threatening diseases.

    March 31, 1998       33,333 shares of Common Stock                       $100,000       $  395,829

                                                                             $721,225       $1,017,054
                                                                             ========       ==========

-------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                4

            Part I. FINANCIAL INFORMATION


Item 1. Financial Statements

                            COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                 STATEMENT OF FINANCIAL CONDITION
                                                                      Unaudited
                                                                       June 30,            December 31,
                                                                         1999                 1998
-------------------------------------------------------------------------------------------------------
                                           ASSETS
                                           ------

Investments at Fair Value
    (cost $721,226 and $512,003, respectively)                        $1,017,054            $  512,003
Cash and Cash Equivalents                                                518,796               742,439
Accrued Interest Receivable                                                1,700                    --
                                                                      ----------            ----------

    TOTAL ASSETS                                                      $1,537,550            $1,254,442
                                                                      ==========            ==========


                            LIABILITIES AND PARTNERSHIP CAPITAL
                            -----------------------------------

Liabilities:

Accounts Payable and Accrued Expenses                                 $   16,524            $   14,000
                                                                      ----------            ----------

    TOTAL LIABILITIES                                                     16,524                14,000
                                                                      ----------            ----------

Partnership Capital:

Capital - Limited Partners                                             1,505,816             1,228,038
Capital - General Partners                                                15,210                12,404
                                                                      ----------            ----------

    TOTAL PARTNERSHIP CAPITAL                                          1,521,026             1,240,442
                                                                      ----------            ----------

TOTAL LIABILITIES AND
    PARTNERSHIP CAPITAL                                               $1,537,550            $1,254,442
                                                                      ==========            ==========

-------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

           Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP
                                           STATEMENT OF INCOME
                                               (Unaudited)
                                                            Three Months Ended        Six Months Ended
                                                           June 30,     June 30,    June 30,     June 30,
                                                             1999         1998        1999         1998
---------------------------------------------------------------------------------------------------------
                                         INCOME
                                         ------

Dividend and Interest Income                               $  9,474     $      -    $  9,474     $      -
                                                           --------     --------    --------     --------

    TOTAL INCOME                                              9,474            -       9,474            -
                                                           --------     --------    --------     --------

                                        EXPENSES
                                        --------

Independent General Partners' Fees                            3,000        3,000       6,000        6,000
Professional Fees                                             3,955        9,795       8,694       12,295
Amortization of Deferred
  Organizational Costs                                           --        4,118          --        5,491
Management Fees                                               4,699          956       9,403          956
Other                                                           622          642         622          642
                                                           --------     --------    --------     --------

    TOTAL EXPENSES                                           12,276       18,511      24,719       25,384
                                                           --------     --------    --------     --------

Net (Loss) before Unrealized Gains                           (2,802)     (18,511)    (15,245)     (25,384)
Net Unrealized Gains on Investments                         295,829           --     295,829           --
                                                           --------     --------    --------     --------

NET INCOME (LOSS)                                          $293,027     $(18,511)   $280,584     $(25,384)
                                                           ========     ========    ========     ========

Per Unit Information:
    Net Income (Loss)                                      $   5.34     $   (.34)   $   5.11     $   (.46)
                                                           ========     ========    ========     ========

    Net Asset Value (as of June 30, 1999
    and December 31, 1998)                                                          $  27.71     $  22.60
                                                                                    ========     ========
Units Outstanding:
        Limited Partners                                                              54,340       54,340
        General Partners                                                                 549          549

---------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                6

           Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                         STATEMENT OF CASH FLOWS
                                               (Unaudited)
                                                                       Six Months               Six Months
                                                                         Ended                    Ended
                                                                     June 30, 1999            June 30, 1998
-----------------------------------------------------------------------------------------------------------
CASH FLOWS USED BY OPERATING ACTIVITIES:

    Net Income (Loss)                                                  $ 280,584                $ (25,384)
    Adjustments to reconcile Net Loss to Net
        Cash Used by Operating Activities -
    Amortization of Deferred Organization Costs                               --                    5,491
    Increase in Deferred Organization Costs                                   --                  (73,832)
    Increase in Accrued Interest Receivable                               (1,700)                      --
    Increase in Accounts Payable and Accrued Expenses                      2,524                    5,448
    Decrease in Payable to Affiliates                                         --                   (8,532)
    Purchase of Portfolio Investments                                   (209,222)                (400,003)
    Unrealized Gain on Investments                                      (295,829)                      --
                                                                       ---------                ---------

    Total Cash Used by Operating Activities                             (223,643)                (496,812)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

    Capital Contributions                                                     --                  685,011
                                                                       ---------                ---------

    Total Cash Provided by Financing Activities                               --                  685,011
                                                                       ---------                ---------

    Net (Decrease) Increase in Cash and Cash Equivalents                (223,643)                 188,199

CASH AND EQUIVALENTS, beginning of period                                742,439                    1,100
                                                                       ---------                ---------

CASH AND EQUIVALENTS, end of period                                    $ 518,796                $ 189,299
                                                                       =========                =========

-----------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                7

          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                   COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                    STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL
                                    (Unaudited)
                                           Six Months Ended June 30, 1999 and 1998
                                       Limited Partners   General Partners       Total
----------------------------------------------------------------------------------------
Balance, December 31, 1997               $      100           $ 1,000         $    1,100

Contributions                               679,150             5,861            685,011

Net Loss                                    (25,130)             (254)           (25,384)
                                         ----------           -------         ----------

Balance, June 30, 1998                   $  654,120           $ 6,607         $  660,727
                                         ==========           =======         ==========



Balance, December 31, 1998               $1,228,038           $12,404         $1,240,442

Net Income                                  227,778             2,806            280,584
                                         ----------           -------         ----------

Balance, June 30, 1999                   $1,505,816           $15,210         $1,521,026
                                         ==========           =======         ==========

----------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                8

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

                    Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP
                  MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

Quarter Ended June 30, 1999 Versus Quarter Ended June 30, 1998

    Net income for the three months ended June 30, 1999 was $293,027, compared to a net loss of $18,511 for the three months ended June 30, 1998. Income for the three months ended June 30, 1999 is comprised of $9,474 interest income and an unrealized gain on investments in the amount of $295,829. United Therapeutics Corporation, which completed a public offering during the three month period ended June 30, 1999, is the sole source of the unrealized gain at June 30, 1999. Interest income increased 100% from the prior year due to the opening of an interest bearing money market account and receipt of interest income from the Protein Delivery, Inc. Bridge Note.

    Expenses for the three months ended June 30, 1999 were $12, 276, a decrease of $6,235 from the same period in 1998. The decrease in expenses represents lower professional fees and amortization of organization costs.

    No gains or losses have been realized nor are they expected to be realized in the near future due to the recent acquisition of investments within the past year.

    The Partnership completed four new investments during the second quarter of 1999: Implemed, Inc. Preferred Stock and a $8,750 Bridge note, AtheroGenics, Inc. Preferred Stock, and Endicor Medical, Inc. Preferred stock. In addition, the Protein Delivery, Inc. $12,000 Bridge Note plus accrued interest of $440 was automatically converted into Series E Preferred Stock by the Issuer. The warrant previously held now entitles the company to purchase 2,400 shares of common stock.

    The future income or loss of the Partnership is contingent upon the performance of the portfolio investments and the ability to find suitable investment alternatives.

Six Months Ended June 30, 1999 Versus Six Months Ended June 30, 1998

    Net income for the six months ended June 30, 1999 was $280,584, compared to a net loss of $25,384 for the same period in 1998. The increase in net income is attributable to unrealized gains on investments held at June 30, 1999 and money market interest income received in the second quarter of 1999.

    Expenses of $24,719 at June 30, 1999 were slightly lower than the $25,384 recorded at June 30, 1998. Within total expenses, management fees increased by $8,447. Management fees are based on total assets and became effective during the second quarter of 1998. Also within total expenses, amortization of deferred organization costs decreased 100%, or $5,491 as a result of expensing all organization costs in the last quarter of 1998, in accordance with AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities".

                   Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INVESTMENT TRANSACTIONS

Following is a summary of portfolio investment transactions during the period ended June 30, 1999.

                               Type of
Company                       Transaction                      Cost
---------------------------------------------------------------------
Quarter 1 ended:
----------------
There were no investment transactions for the three months ended
March 31, 1999.

Quarter 2 ended:
----------------
Purchases:
Implemed, Inc.             Purchase of
                           Series D Convertible
                           Preferred Stock                         33

                           Purchase of Bridge Note,
                           convertible to Series E
                           Preferred Stock                      8,750


AtheroGenics, Inc.         Purchase of
                           Series C convertible
                           Preferred Stock                     99,999


EndiCOR Medical, Inc.      Purchase of
                           Series C
                           Preferred Stock                    100,000

Protein Delivery, Inc.     Conversion of Bridge
                           Note and Accrued
                           Interest to Series E
                           Preferred Stock                   $    440<F*>
                                                             --------

    Total                                                    $209,222
                                                             ========

[FN]
<F*> During the quarter ended June 30, 1999, the $12,000 Bridge Note formerly held by the Partnership, along with $440 of accrued interest receivable, was automatically converted to 4,976 shares of Series E Preferred Stock by the Issuer.

                   Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999, the partnership's total capital of $1,521,026, consisted of $1,505,816 in limited partner capital and $15,270 in general partner capital. Net income was allocated to the limited partners in the amount of $277,778 and to the general partners in the amount of $2,806.

     The Partnership is actively reviewing potential portfolio investments. Until the Partnership invests in portfolio investments, it intends to invest its cash balances in a money market account. Due to their short term nature, such investments provide the Partnership with the liquidity necessary for investments as opportunities arise.

SUBSEQUENT EVENTS

     None.

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

Item 6: Exhibits and Reports on Form 8-K

     (a) Exhibits
     None

     (b) Reports on Form 8-K
     No reports were filed on Form 8-K for the quarter ended June 30, 1999.

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

           COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

     By: CIP Management, L.P., LLLP, its Managing General Partner
     By: CIP Management, Inc., its Managing General Partner


/s/  Daniel A. Burkhardt       President, Treasurer and Director  August 13, 1999
----------------------------
     Daniel A. Burkhardt

/s/  Ray L. Robbins, Jr.       Vice-President and Director        August 13, 1999
----------------------------
     Ray L. Robbins, Jr.