Form 10-Q
period 1999-09-30
COMMUNITY INVESTMENT PARTNERS III LP LLP
filed 1999-11-15
CIK 1043161

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549
                      -----------------------


                             FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended SEPTEMBER 30, 1999
                 Commission file number 000-23037

             COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP
------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


     MISSOURI                                43-1790352
------------------------------------------------------------------------
     (State or other jurisdiction of         (IRS Employer
     incorporation or organization)          Identification No.)

     12555 Manchester Road
     St. Louis, Missouri                     63131
------------------------------------------------------------------------
(Address of principal executive offices)     (Zip Code)

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

[FN]
<F*>     Items 2,3,4 and 5 are omitted as they are not applicable

               Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                 AS OF SEPTEMBER 30, 1999
------------------------------------------------------------------------------------------------
Company                    Nature of Business
Initial Investment Date    Investment                                   Cost         Fair Value
------------------------------------------------------------------------------------------------
ATHEROGENICS, INC.         Pharmaceutical company focused on
                           the discovery and development of
                           therapeutics for the treatment and
                           prevention of cardiovascular disease.

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

LIPOMED, INC.              Diagnostic testing and analytical
                           company that is pioneering new
                           medical applications of nuclear
                           magnetic resonance spectroscopy.

   June 16, 1998           16,667 shares of Series B Convertible
                           Preferred Stock                             100,002        100,002
------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

           Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                       SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                AS OF SEPTEMBER 30, 1999
------------------------------------------------------------------------------------------------
Company                    Nature of Business
Initial Investment Date    Investment                                     Cost     Fair Value
------------------------------------------------------------------------------------------------
OPTIMARK TECHNOLOGIES,     Developed and patented a
INC.                       computer-based method for
                           structuring auction markets
                           that significantly improves
                           liquidity and efficiency, lowering
                           transaction costs in the process.

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

   April 6, 1998           44,445 shares of Series D
                           Preferred Stock                             100,001        100,001

   December 23, 1998       4,976 shares of Series E Preferred
                           Stock and Warrant to purchase
                           2,400 shares of common stock                 12,440         12,440


UNITED THERAPEUTICS        Develops innovative pharmaceutical
CORPORATION                and biotechnological therapies for the
                           treatment of life threatening diseases.

   March 31, 1998          33,333 shares of Common Stock              $100,000     $  762,493
                                                                      --------     ----------

                                                                      $721,225     $1,383,718
                                                                      ========     ==========

------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

           Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                  COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                        STATEMENT OF FINANCIAL CONDITION
                                                                     Unaudited
                                                                   September 30,   December 31,
                                                                       1999           1998
------------------------------------------------------------------------------------------------
                                    ASSETS
                                    ------
Investments at Fair Value
   (cost $721,226 and $512,003, respectively)                       $1,383,718     $  512,003
Cash and Cash Equivalents                                              520,172        742,439
Accrued Interest Receivable                                              1,700             --
                                                                    ----------     ----------

   TOTAL ASSETS                                                     $1,905,590     $1,254,442
                                                                    ==========     ==========

                       LIABILITIES AND PARTNERSHIP CAPITAL
                       -----------------------------------
Liabilities:

Accounts Payable and Accrued Expenses                               $   26,365     $   14,000
                                                                    ----------     ----------

   TOTAL LIABILITIES                                                    26,365         14,000
                                                                    ----------     ----------

Partnership Capital:

Capital - Limited Partners                                           1,860,433      1,228,038
Capital - General Partners                                              18,792         12,404
                                                                    ----------     ----------

   TOTAL PARTNERSHIP CAPITAL                                         1,879,225      1,240,442
                                                                    ----------     ----------

TOTAL LIABILITIES AND
   PARTNERSHIP CAPITAL                                              $1,905,590     $1,254,442
                                                                    ==========     ==========
------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                   Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP
                                      STATEMENT OF INCOME
                                          (UNAUDITED)
                                                      Three Months Ended     Nine Months Ended
                                                     Sept. 30,  Sept. 30,   Sept. 30,  Sept. 30,
                                                       1999       1998        1999       1998
================================================================================================
                                          INCOME
                                          ------
Dividend and Interest Income                         $  5,532   $    120    $ 15,006   $    120
                                                     --------   --------    --------   --------

 TOTAL INCOME                                           5,532        120      15,006        120
                                                     --------   --------    --------   --------

                                         EXPENSES
                                         --------
Independent General Partners' Fees                      3,000      3,000       9,000      9,000
Professional Fees                                       4,219      9,891      12,913     22,186
Amortization of Deferred
 Organizational Costs                                      --      4,118          --      9,609
Management Fees                                         5,766      2,206      15,169      3,162
Other                                                   1,011         22       1,633        663
                                                     --------   --------    --------   --------

     TOTAL EXPENSES                                    13,996     19,237      38,715     44,620
                                                     --------   --------    --------   --------

Net (Loss) before Unrealized Gains                     (8,464)   (19,117)    (23,709)   (44,500)
Net Unrealized Gains on Investments                   366,663         --     662,492         --
                                                     --------   --------    --------   --------


NET INCOME (LOSS)                                    $358,199   $(19,117)   $638,783   $(44,500)
                                                     ========   ========    ========   ========

Per Unit Information:
     Net Income (Loss)                               $   6.53       (.35)   $  11.64   $   (.81)
                                                     ========   ========    ========   ========

     Net Asset Value (as of Sept. 30, 1999
     and December 31, 1998)                                                 $  34.24   $  22.60
                                                                            ========   ========

Units Outstanding:
     Limited Partners                                                         54,340     54,340
     General Partners                                                            549        549

------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

            Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                  STATEMENT OF CASH FLOWS
                                       (UNAUDITED)
                                                              Nine Months           Nine Months
                                                                 Ended                 Ended
                                                          September 30, 1999     September 30, 1998
===================================================================================================
CASH FLOWS USED BY OPERATING ACTIVITIES:

   Net Income (Loss)                                           $ 638,783             $ (44,500)
   Adjustments to reconcile Net Loss to Net
      Cash Used by Operating Activities -
   Purchase of Portfolio Investments                            (209,222)             (500,003)
   Unrealized Gain on Investments                               (662,492)                   --
   Amortization of Deferred Organization Costs                        --                 9,609
   Increase in Deferred Organization Costs                            --               (73,832)
   Increase in Accrued Interest Receivable                        (1,700)                   --
   Increase in Accounts Payable and Accrued Expenses              12,364                10,495
   Decrease in Payable to Affiliates                                  --                (8,532)
                                                               ---------             ---------


   Total Cash Used by Operating Activities                      (222,267)             (606,763)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

   Capital Contributions                                              --               685,011
                                                               ---------             ---------

   Total Cash Provided by Financing Activities                        --               685,011
                                                               ---------             ---------

   Net (Decrease) Increase in Cash and Cash Equivalents         (222,267)               78,248

CASH AND EQUIVALENTS, beginning of period                        742,439                 1,100
                                                               ---------             ---------

CASH AND EQUIVALENTS, end of period                            $ 520,172             $  79,348
                                                               =========             =========

---------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

             Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                         STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL
                                         (UNAUDITED)
                                                  Nine Months Ended September 30, 1999 and 1998

                                                  Limited Partners   General Partners     Total
===================================================================================================
Balance, December 31, 1997                           $      100           $ 1,000       $    1,100

Contributions                                           679,150             5,861          685,011

Net Loss                                                (44,055)             (445)         (44,500)
                                                     ----------           -------       ----------

Balance, September 30, 1998                          $  635,195           $ 6,416       $  641,611
                                                     ==========           =======       ==========


Balance, December 31, 1998                           $1,228,038           $12,404       $1,240,442

Net Income                                              632,395             6,388          638,783
                                                     ----------           -------       ----------

Balance, September 30, 1999                          $1,860,433           $18,792       $1,879,225
                                                     ==========           =======       ==========

===================================================================================================


---------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                   Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

           COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP
                   NOTES TO FINANCIAL STATEMENTS

                            (UNAUDITED)

BASIS OF PRESENTATION
     Community Investment Partners III, L.P., LLLP (CIP III) is a limited liability limited partnership, established July 23, 1997, which has elected to be a business development company under the Investment Company Act of 1940, as amended. As a business development company, the partnership is required to invest at least 70% of its total assets in qualifying investments as specified in the Investment Company Act. CIP Management, L.P., LLLP (Management), a limited liability limited partnership, is the Managing General Partner of CIP III. Management is responsible for making all decisions regarding CIP III's investment portfolio.
     All portfolio investments are carried at cost until significant developments affecting an investment provide a basis for revaluation. Thereafter, portfolio investments will be carried at fair value as obtained from outside sources or at a value determined quarterly by the Managing General Partner under the supervision of the Independent General Partners. Due to the inherent uncertainty of valuation, those estimated values for portfolio investments carried at cost may differ significantly from the values that would have been used had a ready market for the investment existed, and the differences could be material to the financial statements. Investments in securities traded on a national securities exchange will be valued at the latest reported sales price on the last business day of the period. If no sale has taken place, the securities will be valued at the last bid price. If no bid price has been reported, or if no exchange quotation is available, the securities will be valued at the quotation obtained from an outside broker. Investment transactions are recorded on a trade date basis. Income is recorded on an accrual basis.

                   Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP
                 MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1999 VERSUS QUARTER ENDED SEPTEMBER 30, 1998
     Net income for the three months ended September 30, 1999 was $358,199, compared to a net loss of $19,117 for the three months ended September 30, 1998. Net income for the three months ended September 30, 1999 is primarily due to $5,532 interest income and a $366,663 unrealized gain on United Therapeutics Corporation common stock. Interest income increased $5,412 from the prior year due to the opening of an interest bearing money market account in March 1999.
     Expenses for the three months ended September 30, 1999 were $13,996, a decrease of $5,241 from the same period in 1998. The decrease in expenses represents lower professional fees and amortization of deferred organization costs, which were offset by higher management fees. Management fees are calculated based on asset value and their increase follows the growth in assets.
     No gains or losses have been realized nor are they expected to be realized in the near future due to the recent acquisition of investments within the past year.
     The future income or loss of the Partnership is contingent upon the performance of the portfolio investments and the ability to find suitable investment alternatives.

NINE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS NINE MONTHS ENDED SEPTEMBER
30, 1998
     Net income for the nine months ended September 30, 1999 was $638,783, compared to a net loss of $44,500 for the same period in 1998. The increase in net income is attributable to unrealized gains on United Therapeutics Corporation common stock and money market interest income received in the second and third quarters of 1999. United Therapeutics Corporation completed a public offering in 1999.
     Expenses of $38,715 at September 30, 1999 were slightly lower than the $44,620 recorded at September 30, 1998. Within total expenses, management fees increased by $12,007. Management fees are based on total assets and became effective during the second quarter of 1998. Professional fees decreased $9,273, attributable to lower legal fees. Also within total expenses, amortization of deferred organization costs decreased $9,609 (100%) as a result of expensing all organization costs in the last quarter of 1998, in accordance with AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities".

                   Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INVESTMENT TRANSACTIONS

Following is a summary of portfolio investment transactions during the period ended September 30, 1999.

                           Type of
Company                    Transaction                     Cost
----------------------     ---------------------------     ------------
Quarter 1 ended:
---------------
There were no investment transactions for the three months ended
March 31, 1999.

Quarter 2 ended:
---------------
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

Protein Delivery, Inc.     Conversion of Bridge
                           Note and Accrued
                           Interest to Series E
                           Preferred Stock                    $440<F*>

Quarter 3 ended:
---------------
There were no investment transactions for the three months ended
September 30, 1999.

                                                          --------
    Total                                                 $209,222
                                                          ========

<F*> During the quarter ended September 30, 1999, the $12,000 Bridge
     Note formerly held by the Partnership, along with $440 of accrued interest receivable, was automatically converted to 4,976 shares of Series E Preferred Stock by the Issuer.

                   Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999, the partnership's total capital of $1,879,225, consisted of $1,860,433 in limited partner capital and $18,792 in general partner capital. Net income was allocated to the limited partners in the amount of $632,395 and to the general partners in the amount of $6,388.
     The Partnership is actively reviewing potential portfolio investments. Until the Partnership invests in portfolio investments, it intends to invest its cash balances in a money market account. Due to their short term nature, such investments provide the Partnership with the liquidity necessary for investments as opportunities arise.

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

Item 6: Exhibits and Reports on Form 8-K

     (a) Exhibits
     None

     (b) Reports on Form 8-K
     No reports were filed on Form 8-K for the quarter ended September
30, 1999.

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


          COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

          By:  CIP Management, L.P., LLLP, its Managing General Partner
          By:  CIP Management, Inc., its Managing General Partner

/s/ Daniel A. Burkhardt
    ------------------- President, Treasurer and Director November 15, 1999 Daniel A. Burkhardt


/s/ Ray L. Robbins, Jr.
    -------------------  Vice-President and Director        November 15, 1999
    Ray L. Robbins, Jr.