Form 10-K405
period 1999-12-31
COMMUNITY INVESTMENT PARTNERS III LP LLP
filed 2000-03-27
CIK 1043161

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                 ---------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                      OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1999   Commission file number 000-23037
                          -----------------                          ---------

                   COMMUNITY INVESTMENT PARTNERS III L.P., LLLP
------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


              MISSOURI                                  43-1790352
------------------------------------------------------------------------------
   (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)



      12555 Manchester Road
      St. Louis, Missouri                                      63131
------------------------------------------------------------------------------
(Address and principal executive office)                     (Zip Code)

Registrant's telephone number, including area code   (314) 515-2000
                                                   ------------------

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this form 10-K. [X]

As of March 15, 2000, 48,440 units of limited partnership interest (Units), representing net assets of $2,163,346 were held by non-affiliates. There is no established public market for such Units.

                  DOCUMENTS INCORPORATED BY REFERENCE


   Portions of the Prospectus of the Registrant dated January 9, 1998, filed with the Securities and Exchange Commission are incorporated by reference in Part I, Part II and Part III hereof.

                    COMMUNITY INVESTMENT PARTNERS III L.P., LLLP

                                  TABLE OF CONTENTS
                                                                                 Page
                                                                                 ----
PART I
      Item 1.     Business                                                         4

      Item 2.     Properties                                                       5

      Item 3.     Legal Proceedings                                                6

      Item 4.     Submission of Matters to a Vote of Security Holders              6

PART II

      Item 5.     Market for the Registrant's Common Equity and
                  Related Stockholder Matters                                      7

      Item 6.     Selected Financial Data                                          8

      Item 7.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                    9

      Item 8.     Index to Financial Statements and
                  Supplementary Financial Data                                    11

      Item 9.     Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                          26

PART III

      Item 10.    Directors and Executive Officers of the Registrant              27

      Item 11.    Executive Compensation                                          28

      Item 12.    Security Ownership of Certain Beneficial
                  Owners and Management                                           29

      Item 13     Certain Relationships and Related Transactions                  29

Part IV

      Item 14.    Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                             30

SIGNATURES                                                                        31

INDEX TO EXHIBITS                                                                 32

                                   3

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

EMPLOYEES

   The Partnership has no employees. The Managing General Partner performs management and administrative services for the operation of the Partnership. The Managing General Partner is paid an annual management fee of 1.5% of total assets, computed quarterly. The Managing General Partner is reimbursed by the Partnership for out of pocket expenses in connection with finding, evaluating, structuring, approving, monitoring and liquidating the Partnership's portfolio investments.

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

                                PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

   There is no established public trading market for the Limited
Partnership interests. As of March 15, 2000, the total number of holders of units is 111. The number of limited partnership units outstanding is 54,340. The number of general partnership units outstanding is 549 as of March 15, 2000.

   The information set forth under the captions "Partnership
Distributions and Allocations" and "Transferability of Units" in the Prospectus of the Partnership dated January 9, 1998, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933 is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA,


STATEMENTS OF FINANCIAL CONDITION:
                                                                             As of
                                                                          December 31,
                                                                 ----------------------------
                                                                    1999              1998
                                                                 ----------        ----------
Net Assets                                                       $2,451,360        $1,240,442

Portfolio Investments at Fair Value                               1,777,760           512,003


STATEMENTS OF INCOME:

                                                                         For the Years
                                                                       Ended December 31,
                                                                 ----------------------------
                                                                    1999              1998
                                                                 ----------         ---------
Net Loss before Net Realized Gains
and Net Unrealized Gains                                         $  (35,232)        $(131,780)

Net Realized Gains                                                  156,832                 -

Net Unrealized Gains                                              1,089,318                 -

Net Income (Loss)                                                 1,210,918          (131,780)

Per Unit of
Partnership Interest:

Net Asset Value                                                       44.66             22.60

Net Loss before Net Realized Gains
and Net Unrealized Gains                                               (.64)            (2.40)

Net Realized Gains                                                     2.86                 -

Net Unrealized Gains                                                  19.84                 -

Net Income (Loss)                                                     22.06             (2.40)

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


                   (FISCAL YEAR 1999 VERSUS 1998)

     Net income for the year ended December 31, 1999 was $1,210,918, compared to a $131,780 net loss for the year ended December 31, 1998. The net increase is due to significant increases in investment gains and interest income, as well as a 57% decrease in expenses, as discussed below.

     The $1,089,318 unrealized gain on investments is composed entirely of an unrealized gain from holding United Therapeutics Corporation. United Therapeutics completed a public offering in May of 1999 and was trading at $46.00 per share on December 31, 1999. The Partnership's cost basis per share is $3.00.

     Interest income of $21,580 represents interest received on funds held in a money market account. This account was opened in early 1999 to hold proceeds received from capital contributions until they are used to purchase initial investments.

     The $156,832 net realized gain on sales of investments is composed of a $265,615 gain from the sale of 8,000 shares of United Therapeutics Corporation common stock, offset by a $108,783 loss recorded as a result of writing off the investment in Implemed, Inc. There were no investment gains or losses recorded for the year ended December 31, 1998.

     Expenses decreased $75,087, or 57% from the year ended December
31, 1999. Within total expenses, management fees increased $14,502, organization costs decreased $82,363, and professional fees decreased $9,033. Independent general partners' fees and other expenses remained constant. Management fees are calculated based on asset value at the end of each quarter and the increased fees properly follow the increase in asset value over 1998. Organization costs are lower because 100% of the costs were written off in 1998 in accordance with AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities". Professional fees were lower because 1998 included some initial filing fees and legal fees related to the formation of the Partnership.

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

LIQUIDITY AND CAPITAL RESOURCES

     Total capital for the Partnership as of December 31, 1999, was $2,451,360. This consisted of $2,426,847 in Limited Partner capital and $24,513 in General Partner capital.

     Net income of $1,210,918 for 1999 was allocated in the amount of $1,198,809 to the Limited Partners and in the amount of $12,109 to the General Partner.

     The Partnership is actively reviewing potential portfolio investments. Until the Partnership finishes investing in portfolio investments, it intends to invest its cash balances in a money market account. Due to their short-term nature, such investments provide the Partnership with the liquidity necessary for investments as opportunities arise. At December 31, 1999, the Partnership had $692,986 in cash and cash equivalents.

SUBSEQUENT EVENTS

     None

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     As of December 31, 1999, the Partnership maintained a portion of cash in financial instruments with original maturities less than three months. The General Partner monitors the risk associated with financial insturments. In their opinion, the risk associated with the Partnership's financial instruments at December 31, 1999 will not have a material adverse effect on the financial position or results of operations of the Partnership.

Item 8.   INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY
          FINANCIAL DATA

                                                                         Page
                                                                         ----

      Report of Independent Accountants                                   12

      Schedule of Portfolio Investments as of
      December 31, 1999 and 1998                                          13

      Statements of Financial Condition as of December 31, 1999 and 1998  16

      Statements of Income for the Years Ended
      December 31, 1999, 1998 and 1997.                                   18

      Statements of Cash Flows for the Years Ended
      December 31, 1999, 1998 and 1997.                                   19

      Statements of Changes in Partnership Capital for the
      Years Ended December 31, 1999, 1998 and 1997.                       20

      Notes to Financial Statements.                                      21


Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                 REPORT OF INDEPENDENT ACCOUNTANTS



                 REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of
Community Investment Partners III, L.P.

In our opinion, the accompanying Statements of Financial Condition, including the Schedule of Portfolio Investments, and the related Statements of Income, of Cash Flows and of Changes in Partnership Capital present fairly, in all material respects, the financial position of Community Investment Partners III, L.P. (the "Partnership") at December 31, 1999 and 1998, and the results of its operations, its cash flows and the changes in Partnership Capital for each of the periods indicated, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of portfolio investments owned at December 31, 1999, by correspondence with the custodian, provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Kansas City, Missouri
March 3, 2000

                         COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                              SCHEDULE OF PORTFOLIO INVESTMENTS
                                   As of December 31, 1999
----------------------------------------------------------------------------------------------
Company                       Nature of Business                                    Fair Value
Investment Date               Investment                           Cost             (Note 3)
----------------------------------------------------------------------------------------------
ATHEROGENICS, INC.            Pharmaceutical company focused
                              on the discovery and development
                              of therapeutics for the treatments
                              and prevention of cardiovascular
                              disease.

   May 11, 1999               33,333 shares of Series C
                              Convertible Preferred Stock          $ 99,999          $ 99,999

ENDICOR MEDICAL, INC.         Develops devices for the removal
                              of blood clots and occlusive tissue
                              from arteries

   June 18, 1999              46,801 shares of Series C
                              Preferred Stock                       100,000           100,000

INTELLIWORXX, INC.            A Florida technology corporation
                              that creates, designs and delivers
                              products worldwide that offer
                              specific solutions for individual
                              customer needs.

   December 31, 1999          1%, $100,000 Demand
                              Promissory Note
                              Convertible into Common Stock         100,000           100,000

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

                        COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                         SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                   As of December 31, 1999
-----------------------------------------------------------------------------------------------
Company                       Nature of Business                                     Fair Value
Investment Date               Investment                             Cost            (Note 3)
-----------------------------------------------------------------------------------------------


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

UNITED THERAPEUTICS           Develops innovative pharmaceutical
CORPORATION                   and biotechnological therapies for
                              the treatment of life threatening
                              diseases.

   March 31, 1998             25,333 shares of Common Stock            76,000         1,165,318
                                                                     --------        ----------


                              TOTAL INVESTMENTS                      $688,442        $1,777,760
                                                                     ========        ==========


                            The accompanying notes are an integral
                              part of these financial statements.

                  COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                        SCHEDULE OF PORTFOLIO INVESTMENTS
                             As of December 31, 1998
----------------------------------------------------------------------------------------------
Company                       Nature of Business                                    Fair Value
Investment Date               Investment                             Cost           (Note 3)
----------------------------------------------------------------------------------------------
IMPLEMED, INC.                Develops polymers that are
                              used to coat medical and other
                              devices where infection is a
                              serious problem

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

                           The accompanying notes are an integral
                             part of these financial statements.

                                   15

                     COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                      SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                As of December 31, 1998

----------------------------------------------------------------------------------------------
Company                       Nature of Business                                    Fair Value
Investment Date               Investment                           Cost             (Note 3)
----------------------------------------------------------------------------------------------

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

                                   16

                      COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                           STATEMENTS OF FINANCIAL CONDITION

                                         ASSETS
                                         ------
                                                                          December 31,
                                                                 ----------------------------

                                                                    1999              1998
                                                                 ----------        ----------
Investments at Fair Value (Note 3)
   (cost $688,442 and $512,003 respectively)                     $1,777,760        $  512,003
Cash and Cash Equivalents                                           692,986           742,439
Accrued Interest Receivable                                           2,000                 -
                                                                 ----------        ----------

TOTAL ASSETS                                                     $2,472,746        $1,254,442
                                                                 ==========        ==========

                         LIABILITIES AND PARTNERSHIP CAPITAL
                         -----------------------------------
                                                                          December 31,
                                                                 ----------------------------

                                                                    1999              1998
                                                                 ----------        ----------
Liabilities:

Accounts Payable and Accrued Expenses                            $   21,386        $   14,000
                                                                 ----------        ----------

   TOTAL LIABILITIES                                                 21,386            14,000
                                                                 ----------        ----------

Partnership Capital:

Capital - Limited Partners                                        2,426,847         1,228,038
Capital - General Partners                                           24,513            12,404
                                                                 ----------        ----------

   TOTAL PARTNERSHIP CAPITAL                                      2,451,360         1,240,442
                                                                 ----------        ----------

TOTAL LIABILITIES AND
   PARTNERSHIP CAPITAL                                           $2,472,746        $1,254,442
                                                                 ==========        ==========


                        The accompanying notes are an integral
                          part of these financial statements.

                      COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                  STATEMENTS OF INCOME
                                                             For the Years Ended
                                                                 December 31,
                                               ----------------------------------------------

                                                  1999              1998                1997
                                               ----------         ---------            ------

                                         INCOME
                                         ------

Interest Income                                $   21,580          $    119            $    -
                                               ----------         ---------            ------


      TOTAL INCOME                                 21,580               119                 -
                                               ----------         ---------            ------

                                        EXPENSES
                                        --------
Management Fees (Note 5)                           22,315             7,813                 -
Organization Costs (Note 3)                             -            82,363                 -
Professional Fees                                  20,027            29,060                 -
Independent General Partners' Fees                 12,000            12,000                 -
Other                                               2,470               663                 -
                                               ----------         ---------            ------

      TOTAL EXPENSES                               56,812           131,899                 -
                                               ----------         ---------            ------
Net Loss before Net Realized Gains
   and Unrealized Gains                           (35,232)         (131,780)                -

Net Realized Gains
   on Sales of Investments                        156,832                 -                 -

Unrealized Gains
   on Investments                               1,089,318                 -                 -
                                               ----------         ---------            ------

      NET INCOME (LOSS)                        $1,210,918         $(131,780)           $    -
                                               ==========         =========            ======


                         The accompanying notes are an integral
                           part of these financial statements.

                                   18

                        COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                  STATEMENTS OF CASH FLOWS

                                                          For the Years Ended December 31,
                                                       ---------------------------------------

                                                          1999            1998          1997
                                                       -----------     ----------      -------
CASH FLOWS USED FOR OPERATING ACTIVITIES:

   Net income (loss)                                   $ 1,210,918     $ (131,780)     $     -
   Adjustments to reconcile net income (loss)
      to net cash used for operating activities:
   Purchase of portfolio investments                      (309,222)      (512,003)           -
   Proceeds from sale of portfolio investments             289,615              -            -
   Unrealized gains on portfolio investments            (1,089,318)             -            -
   Net realized gains on sale/liquidation of
      portfolio investments                               (156,832)             -            -
   Decrease (increase) in deferred organization costs            -          8,532       (8,532)
   Increase in dividends receivable                         (2,000)             -            -
   Increase in accounts payable and accrued expenses         7,386         14,000            -
   (Decrease) increase in payable to affiliates                  -         (8,532)       8,532
                                                       -----------     ----------      -------

      Net cash used for operating activities               (49,453)      (629,783)           -
                                                       -----------     ----------      -------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

   Capital Contributions                                         -      1,371,122        1,100
                                                       -----------     ----------      -------


      Net cash provided by financing activities                  -      1,371,122        1,100
                                                       -----------     ----------      -------


      Net increase in cash and cash equivalents                  -        741,339        1,100

CASH AND CASH EQUIVALENTS:

   Beginning of year                                       742,439          1,100           -
                                                       -----------     ----------      -------


   End of year                                         $   692,986     $  742,439      $ 1,100
                                                       ===========     ==========      =======

                     The accompanying notes are an integral
                       part of these financial statements.

                                   19

                       COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                        STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

                    For the Years Ended December 31, 1999, 1998 and 1997
                                               ----------------------------------------------
                                                 LIMITED           GENERAL
                                                PARTNERS          PARTNERS           TOTAL
                                               ----------        ----------        ----------
Balance, December 31, 1997                     $      100        $    1,000        $    1,100

Contributions                                   1,358,400            12,722         1,371,122

Net Loss                                         (130,462)           (1,318)         (131,780)
                                               ----------        ----------        ----------


Balance, December 31, 1998                     $1,228,038        $   12,404        $1,240,442

Net Income                                      1,198,809            12,109         1,210,918
                                               ----------        ----------        ----------

Balance, December 31, 1999                     $2,426,847        $   24,513        $2,451,360
                                               ==========        ==========        ==========

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

     Risk of Ownership
     -----------------

          The purchase and ownership of Partnership Units involve a number of significant risks and other important factors. The portfolio company investments of the Partnership involve a high degree of business and financial risk that can result in substantial losses. Among these are the risks associated with investing in companies with little operating history, companies operating at a loss or with substantial variations in operating results from period to period, companies with the need for substantial additional capital to support expansion or achieve or maintain a competitive position, companies which may be highly leveraged, companies which may not be diversified and companies in which the Partnership may be the sole or primary lender. The Partnership intends to invest in only a few companies; therefore, a loss or other problem with a single investment could have a material adverse effect on the Partnership.

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

     Organizational Costs
     --------------------

          Total organizational and offering expenses for the Partnership totaled $213,052, of which, $130,689 were paid by an affiliate. The remaining $82,363 of organization costs were expensed in 1998 in accordance with AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities."

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

     Distributions
     -------------

          When excess cash, if any, becomes available, it is the Partnership's intent to make distributions on an annual basis. All distributions are subject to the sole discretion of the Managing General Partner and the Independent General Partners. No distributions were made during 1998 and 1999.

4.   PER UNIT INFORMATION

     There is no market for the Limited Partnership interests. Per Unit Information is as follows:

                                               For the Years Ended December 31
                                               -------------------------------

                                                    1999             1998
                                                   ------           -------
      Number of unit holders                          111               111
                                                   ======           =======

      Limited partnership units                    54,340            54,340

      General partnership units                       549               549
                                                   ------           -------

      Total units outstanding                      54,889            54,889
                                                   ======           =======

      Net asset value per unit                      44.66           $ 22.60
                                                   ======           =======

      Net income (loss) per unit                    22.06           $ (2.40)
                                                   ======           =======


5.   RELATED PARTY TRANSACTIONS

          The Partnership is furnished with certain non-reimbursed management and accounting services by affiliates, which are not reflected in the accompanying financial statements.

          The Managing General Partner performs management and administrative services for the operation of the Partnership. The Managing General Partner is paid an annual management fee of 1.5% of total assets, computed quarterly. This fee was $22,315 and $7,813 for 1999 and 1998, respectively. The Managing General Partner is also reimbursed by the Partnership for out of pocket expenses in connection with finding, evaluating, structuring, approving, monitoring and liquidating the Partnership's portfolio investments.

          The Partnership may place its General Partners on Boards of Directors of portfolio companies.

          The Managing General Partner of the Partnership is also the managing general partner of Community Investment Partners, L.P. and Community Investment Partners II, L.P., both business development companies.

6.   INVESTMENT TRANSACTIONS

     Following is a summary of portfolio investment transactions for the years ended December 31, 1999 and 1998.


For the year ended December 31, 1999
------------------------------------

                        Type of                                                                        Realized
Company                 Investment                                    Cost              Proceeds       Gain (Loss)
---------------------   ---------------------------                   --------          --------       -----------

PURCHASES:
Implemed, Inc.          Purchase of Series D
                        Convertible Preferred stock                   $     33

                        Purchase of Bridge Note,
                        convertible to Series E
                        Preferred Stock                                  8,750

AtheroGenics, Inc.      Purchase of Series C
                        convertible Preferred Stock                     99,999

EndiCOR                 Purchase of Series C
Medical, Inc.           Preferred Stock                                100,000

Intelliworxx, Inc.      Purchase of 1% Demand
                        Promissory Note                                100,000

Protein Delivery, Inc.  Conversion of Bridge Note
                        and Accrued Interest to
                        Series E Preferred Stock                           440
                                                                      --------

   TOTAL PURCHASES                                                    $309,222
                                                                      ========

During the quarter ended June 30, 1999, the $12,000 Bridge Note formerly held by the Partnership, along with $440 of accrued interest receivable, was automatically converted to 4,976 shares of Series E Preferred stock by the Issuer.

SALES:
Implemed, Inc.          Write off Series D
                        Convertible Preferred
                        Stock                                         $100,033          $      -        $(100,033)

                        Write off Bridge Note                            8,750                 -           (8,750)

United Therapeutics     Sold 8,000 shares of
                        common stock                                    24,000           289,615          265,615
                                                                      --------          --------        ---------

   TOTAL SALES:                                                       $132,783          $289,615        $ 156,832
                                                                      ========          ========        =========

                                   25


For the year ended December 31, 1998
------------------------------------

                        Type of                                                                    Realized
Company                 Investment                                    Cost          Proceeds       Gain (Loss)
--------------------    -----------------------------                 --------      --------       -----------

PURCHASES:
United Therapeutics
Corporation             Common Stock                                  $100,000

Implemed, Inc.          Series D Convertible
                        Preferred Stock                                100,000

Protein Delivery Inc.   Series D Preferred Stock                       100,001

                        10% Bridge Note, due
                        4/1/99 and One Warrant                          12,000

LipoMed, Inc.           Series B Convertible
                        Preferred stock                                100,002

OptiMark
Technologies, Inc.      Series B Convertible
                        Participating Preferred stock                  100,000
                                                                      --------

   TOTAL PURCHASES                                                    $512,003
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

Specific Information regarding the Independent General Partners:

     Thomas A. Hughes, 56, is the Assistant Vice President, Associate General Counsel and Manager-Legal of The Detroit Edison Company, the utility subsidiary of DTE Energy Company. He also serves as the Associate General Counsel of DTE Energy Company. Headquartered in Detroit, Michigan, Detroit Edison is Michigan's largest electric utility serving two million customers in Southeastern Michigan. Prior to joining Detroit Edison in 1978, Mr. Hughes served as General Counsel of the Missouri Public Service Commission. Mr. Hughes has served as a Trustee of the Detroit Metropolitan Bar Association Foundation, and as a member of the Michigan State Bar Association Administrative Law Section Council and is currently serving as a member of the Board of Directors of the Michigan Chapter of the American Corporate Counsel Association. Mr. Hughes does not own any units.

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

The Directors and Officers of CIP Management's, Inc. are as follows:

     Daniel A. Burkhardt, 52, President, Treasurer and Director of CIP Management, Inc. since October, 1989 and general partner of CIP Management, L.P., LLLP since February 1990. He is a general partner of The Jones Financial Companies, L.L.L.P., the parent company of Edward D. Jones & Co., L.P., where he has specialized in investment banking and structuring investments since 1980. He is also a director of St. Joseph Light & Power Co. and SEMCO Energy, Inc. Mr. Burkhardt currently owns 2,000 Units.

     Ray A. Robbins, Jr., 55, Vice President and Director of CIP Management, Inc. since October 1989. He is a general partner of The Jones Financial Companies, L.L.L.P., the parent company of Edward D. Jones & Co., L.P., where he has specialized in securities analysis since 1984, and where he was responsible for municipal bond transactions from 1975 to 1983. Mr. Robbins is Co-Chairman of the Edward D. Jones & Co., L.P. Investment Policy Committee. Mr. Robbins currently owns 1,000 Units.

     Marilyn A. Gaffney, 41, Secretary of CIP Management, Inc. since October, 1989. She is a Limited Partner of The Jones Financial
Companies, L.L.L.P., the parent company of Edward D. Jones & Co., L.P., where she has been a senior investment adviser in investment banking since 1980. Ms. Gaffney currently owns 100 Units.

ITEM 11.  EXECUTIVE COMPENSATION

     Each Independent General Partner receives an annual fee of $6,000 from the Partnership, a fee of $1,000 for each meeting attended, and all out-of-pocket expenses relating to attendance at meetings of the Individual General Partners. Independent General Partner fees totaled $12,000 during 1999 and 1998.

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

     The Managing General Partner has a 1% General Partner (549 units) interest and a 4.97% (2,700 units) Limited Partner interest.

     As of March 15, 2000, no parties are known by the Partnership to be the beneficial owners of more than 5% of the Units.

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

               3.   Exhibits:
                    ---------

                    (3) Amended and Restated Agreement of Limited Partnership dated as of July 23, 1997.<F**>

                    (4)   Form of Unit Certificate.<F*>

                    (10) Management Agreement dated January 9, 1998, between the Partnership and CIP Management, L.P., LLLP.<F**>

                    (28) Prospectus of the Partnership dated January 9, 1998, filed with the Securities and Exchange Commission in connection with Registration Statement No. 333-34363 on Form N-2 under the Securities Act of 1933.<F**>

[FN]
                    <F*>  Incorporated by reference to Exhibit A of the
                          Prospectus of the Partnership dated January
                          9, 1998 filed with the Securities and
                          Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933.

                    <F**> Incorporated by reference to the
                          Partnership's Registration Statement No.
                          333-34363 on Form N-2 under the Securities
                          Act of 1933.

          b. No reports on Form 8-K were filed during the quarter ended December 31, 1999.

          c. Exhibits filed as part of this report are included in Item (14) (a)(3) above.

          d. All financial statement schedules are omitted because they are not applicable, or the required information is included in the balance sheet or notes thereto.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of March, 2000.


                    Community Investment Partners III L.P., LLLP
                    By:  CIP Management, L.P., LLLP, its
                         Managing General Partner

                         By:  CIP Management, Inc., its
                              Managing General Partner

                    /s/  Daniel A. Burkhardt, President
                    -------------------------------------
                    By:  Daniel A. Burkhardt, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.



/s/   Daniel A. Burkhardt        General Partner of CIP Management
-------------------------------  L.P., LLLP, President, Treasurer and
      Daniel A. Burkhardt        Director of CIP Management, Inc.



/s/   Ray L. Robbins             Vice President and Director of CIP
-------------------------------  Management, Inc.
      Ray L. Robbins



/s/   Thomas A. Hughes           Individual General Partner,
-------------------------------  Community Investment Partners III L.P., LLLP
      Thomas A. Hughes



/s/   Ralph G. Kelly             Individual General Partner,
-------------------------------  Community Investment Partners III L.P., LLLP
      Ralph G. Kelly

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

[FN]
----------------
<F*>Incorporated by reference