Form 10-Q
period 2000-03-31
COMMUNITY INVESTMENT PARTNERS III LP LLP
filed 2000-05-15
CIK 1043161

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                       ______________________

                             FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

               OF THE SECURITIES EXCHANGE ACT OF 1934



           For the quarterly period ended  MARCH 31, 2000
                 Commission file number  000-23037


           COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP
______________________________________________________________________
       (Exact name of registrant as specified in its charter)


      MISSOURI                                      43-1790352
______________________________________________________________________
      (State or other jurisdiction of           (IRS Employer
      incorporation or organization)            Identification No.)

      12555 Manchester Road
      St. Louis, Missouri                               63131
______________________________________________________________________
      (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code    (314) 515-2000
                                                     ----------------


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

                                  Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


                          COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                SCHEDULE OF PORTFOLIO INVESTMENTS
                                      As of March 31, 2000

---------------------------------------------------------------------------------------------------
Company                       Nature of Business
Investment Date               Investment                                Cost       Fair Value
---------------------------------------------------------------------------------------------------
ATHEROGENICS, INC.            Pharmaceutical company
                              focused on the discovery and
                              development of therapeutics
                              for the treatments and prevention
                              of cardiovascular disease.

   May 11, 1999               33,333 shares of Series C
                              Convertible Preferred Stock             $ 99,999     $   99,999

ENDICOR MEDICAL, INC.         Develops devices for the
                              removal of blood clots and
                              occlusive tissue from arteries.

   June 18, 1999              46,801 shares of Series C
                              Preferred Stock                          100,000        100,000

   March 14, 2000             4,730 shares of common stock               4,021          4,021

   March 23, 2000             1,110 shares of common stock               1,388          1,388

INTELLIWORXX, INC.            A Florida technology corporation
                              that creates, designs and delivers
                              products worldwide that offer
                              specific solutions for individual
                              customer needs

   December 31, 1999          28,769 shares of
                              common stock and                         100,694        100,694
                              1,678 warrants to purchase
                              common stock, exercisable
                              at $3.00 per share, through
                              March 3, 3005

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





                                  Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


                          COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                           SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D)
                                      As of March 31, 2000

---------------------------------------------------------------------------------------------------
Company                       Nature of Business
Investment Date               Investment                                Cost        Fair Value
---------------------------------------------------------------------------------------------------
OPTIMARK TECHNOLOGIES, INC.   Developed and patented a
                              computer-based method for structuring
                              auction markets that significantly
                              improves liquidity and efficiency,
                              lowering transaction costs in the
                              process.

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

   April 6, 1998              44,445 shares of Series D
                              Preferred Stock                          100,001        100,001

   December 23, 1998          4,976 shares of Series E
                              Preferred Stock and a warrant
                              to purchase 2,400 shares of
                              common stock                              12,440         12,440

RENALTECH INTERNATIONAL       Develops technology
                              for treating blood during
                              kidney dialysis

   March 7, 2000              21,053 units of ownership                100,000        100,000

UNITED THERAPEUTICS           Develops innovative
CORPORATION                   pharmaceutical and
                              biotechnological therapies
                              for the treatment of life
                              threatening diseases.

   March 31, 1998             7,833 shares of
                              Common Stock                              23,499        606,078

                                                                      --------     ----------

                              TOTAL INVESTMENTS                       $742,044     $1,324,623
                                                                      ========     ==========

---------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                              Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


                      COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                            STATEMENT OF FINANCIAL CONDITION
                                       (UNAUDITED)

                                                                     March 31,     December 31,
                                                                       2000           1999

---------------------------------------------------------------------------------------------------
                                         ASSETS
                                         ------

Investments at Fair Value
   (cost $742,044 and $688,442, respectively)                       $1,324,623     $1,777,760
Cash and Cash Equivalents                                              393,592        692,986
Accrued Interest Receivable                                              2,000          2,000

                                                                    ----------     ----------

TOTAL ASSETS                                                        $1,720,215     $2,472,746
                                                                    ==========     ==========


                           LIABILITIES AND PARTNERSHIP CAPITAL
                           -----------------------------------

Liabilities:

Accounts Payable and Accrued Expenses                               $   21,000     $   21,386

                                                                    ----------     ----------

   TOTAL LIABILITIES                                                    21,000         21,386

                                                                    ----------     ----------

Partnership Capital:

Capital - Limited Partners                                           1,652,796      2,426,847
Capital - General Partners                                              46,419         24,513

                                                                    ----------     ----------

   TOTAL PARTNERSHIP CAPITAL                                         1,699,215      2,451,360

                                                                    ----------     ----------
TOTAL LIABILITIES AND
   PARTNERSHIP CAPITAL                                              $1,720,215     $2,472,746
                                                                    ==========     ==========


---------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                              Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


                      COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                   STATEMENT OF INCOME
                                       (UNAUDITED)

                                                                   Three Months    Three Months
                                                                       Ended          Ended
                                                                  March 31, 2000   March 31, 1999

---------------------------------------------------------------------------------------------------
                                         INCOME
                                         ------

Interest Income                                                     $    9,708       $      -

                                                                    ----------       --------

      TOTAL INCOME                                                       9,708              -

                                                                    ----------       --------

                                        EXPENSES
                                        --------

Management Fees                                                          9,273          4,704
Professional Fees                                                        3,760          4,739
Independent General Partners' Fees                                       3,000          3,000
Other                                                                      566              -

                                                                    ----------       --------

      TOTAL EXPENSES                                                    16,599         12,443

                                                                    ----------       --------

Net Loss before Realized Gains
      Net Unrealized Losses                                         $   (6,891)      $(12,443)
Realized Gains on Sales of Investments                               1,133,710              -
Net Unrealized Losses on Investments                                  (506,739)             -

                                                                    ----------       --------

      NET INCOME (LOSS)                                             $  620,080       $(12,443)
                                                                    ==========       ========

Per Unit Information:
   Net Income (Loss)                                                $    11.29       $   (.23)
                                                                    ==========       ========

   Net Asset Value                                                  $    30.95       $  22.37
                                                                    ==========       ========

Units Outstanding:
   Limited Partners                                                     54,340         54,340
   General Partners                                                        549            549


---------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                              Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


                      COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                 STATEMENT OF CASH FLOWS
                                       (UNAUDITED)

                                                                   Three Months    Three Months
                                                                       Ended          Ended
                                                                  March 31, 2000   March 31, 1999

---------------------------------------------------------------------------------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES:

   Net income (loss)                                               $   620,080       $(12,443)
   Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
   Purchase of portfolio investments                                  (106,103)             -
   Proceeds from sales of portfolio investments                      1,186,211              -
   Unrealized losses on portfolio investments                          506,739              -
   Net realized gains on sale/liquidation of
      portfolio investments                                         (1,133,710)             -
   (Decrease) increase in accounts payable
      and accrued expenses                                                (386)        11,159

                                                                   -----------       --------

   Net cash provided by (used in) operating activities               1,072,831         (1,284)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

   Capital distributions                                            (1,372,225)             -

                                                                   -----------       --------

   Net cash used in financing activities                            (1,372,225)             -

                                                                   -----------       --------

   Net decrease in cash and cash equivalents                          (299,394)        (1,284)

CASH AND CASH EQUIVALENTS, beginning of period                         692,986        742,439

                                                                   -----------       --------

CASH AND CASH EQUIVALENTS, end of period                           $   393,592       $741,155
                                                                   ===========       ========



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

                              Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


                      COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                       STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL
                                       (UNAUDITED)


                                           THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

                                            Limited Partners    General Partners     Total

---------------------------------------------------------------------------------------------------
Balance, December 31, 1998                    $ 1,228,038          $ 12,404       $ 1,240,442

Net Loss                                          (12,319)             (124)          (12,443)

                                              -----------          --------       -----------

Balance March 31, 1999                        $ 1,215,719          $ 12,280       $ 1,227,999
                                              ===========          ========       ===========


Balance, December 31, 1999                    $ 2,426,847          $ 24,513       $ 2,451,360

Net Income                                        584,449            35,631           620,080

Distributions                                  (1,358,500)          (13,725)       (1,372,225)

                                              -----------          --------       -----------

Balance March 31, 1999                        $ 1,652,796          $ 46,419       $ 1,699,215
                                              ===========          ========       ===========





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

                   Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


           COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP
                 MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS
     Net income for the quarter ended March 31, 2000 was $620,080, compared to a net loss of $12,443 for the quarter ended March 31, 1999. The increase was primarily driven by realized gains from the sales of investments.
     Interest income of $9,708 represents interest received on funds held in a money market account. The account was opened during the second quarter of 1999 to hold funds until suitable investments are found.
     The $1,133,710 realized gain for the three months ended March 31, 2000 consists of a gain from the sale of United Therapeutics (UTHR) common stock. Net unrealized losses of $506,739 are the result of a $752,499 reversal of the December 31, 1999 unrealized gain on the 17,500 shares of UTHR sold in 2000, netted against a $245,760 unrealized gain on the remaining 7,833 shares of UTHR. There were no realized or unrealized gains and losses for the three months ended March 31, 1999. The future income or loss of the Partnership is contingent upon the performance of the portfolio investments and the ability to find suitable investment alternatives.
     Total expenses of $16,599 for the first quarter of 2000 increased $4,156 (33%) from total expenses of $12,443 for the first quarter of 1999. Within total expenses, management fees increased $4,569 (97%) due to an increase in the value of total assets between December 31, 1998 and December 31, 1999. Professional fees were slightly lower in 2000 and other expense increased $566 due to banking fees in the money market account.
     A distribution to unitholders in the amount of $1,372,325, representing a return of initial capital contributions, was made during the first quarter of 2000.

                   Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


INVESTMENT TRANSACTIONS

Following is a summary of portfolio investment transactions during the period ended March 31, 2000.

                              Type of                                                           Realized
Company                       Transaction                      Cost           Proceeds            Gain

----------------------------- ---------------------------    --------        ----------        ----------
PURCHASES:
----------
Quarter 1 ended:
----------------
RenalTech International       Purchase of Units
                              of Ownership                   $100,000

EndiCOR Medical, Inc.         Purchase 5,841
                              shares of
                              Common Stock                      5,409

Intelleworxx, Inc.            Conversion of
                              accrued interest to
                              common stock                        694

                                                             --------

   TOTAL PURCHASES                                           $106,103
                                                             ========

SALES:
------
Quarter 1 ended:
----------------
United Therapeutics           Sold 17,500 shares
                              of common stock                $ 52,501        $1,186,211        $1,133,710

                                                             --------        ----------        ----------

   TOTAL SALES                                               $ 52,501        $1,186,211        $1,133,710
                                                             ========        ==========        ==========


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, the partnership's total capital of $1,699,215 consisted of $1,652,796 in limited partner capital and $46,419 in general partner capital. Net income was allocated to the limited partners in the amount of $584,449 and to the general partners in the amount of $35,631. During the first quarter of 2000, Partnership capital accounts became equal to two times the original contributions. As such, the Partnership Agreement required that a portion of the net income be allocated 90% to the limited partners and 10% to the general partner. In the future, profits will be allocated 90% to limited partners and 10% to the general partner.
     The Partnership is actively reviewing potential portfolio investments. Until the Partnership invests in portfolio investments, it intends to invest its cash balances in a money market account. Due to their short term nature, such investments provide the Partnership with the liquidity necessary for investments as opportunities arise.

                     Part II. OTHER INFORMATION


           COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP


Item 1: Legal Proceedings

        The partnership is not a party to any material pending legal proceedings.

Item 6: Exhibits and Reports on Form 8-K

        (a) Exhibits
        None

        (b) Reports on Form 8-K
        No reports were filed on Form 8-K during the quarter ended
        March 31, 2000.

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


            COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

            By:  CIP Management, L.P., LLLP, its Managing General Partner
            By:  CIP Management, Inc., its Managing General Partner


/s/   Daniel A. Burkhardt
      _______________________    President, Treasurer and Director         May 11, 2000
      Daniel A. Burkhardt


/s/   Ray L. Robbins
      _______________________    Vice-President and Director               May 11, 2000
      Ray L. Robbins