Form 10-Q
period 2000-06-30
COMMUNITY INVESTMENT PARTNERS III LP LLP
filed 2000-08-11
CIK 1043161

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                        ----------------------

                              FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended JUNE 30, 2000
                  Commission file number 000-23037


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

Registrant's telephone number, including area code (314) 515-2000
                                                  ----------------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and
(2) has been subject to such filing requirements for the past 90 days.
YES X  NO
   ---   ---

                       Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements


            COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                INDEX


                                                                  Page
                                                                 Number

Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Schedule of Portfolio Investments                       3
            Statement of Financial Condition                        6
            Statement of Income                                     7
            Statement of Cash Flows                                 8
            Statement of Changes in Partnership Capital             9
            Notes to Financial Statements                          10

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    11

Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                      14

Item 6.     Exhibits and Reports on Form 8-K                       14

            Signatures                                             15

                       Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements


                                    COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                         SCHEDULE OF PORTFOLIO INVESTMENTS
                                                AS OF JUNE 30, 2000

----------------------------------------------------------------------------------------------------------------

Company                                Nature of Business
Initial Investment Date                Investment                                        Cost        Fair Value

----------------------------------------------------------------------------------------------------------------
ATAIRGIN TECHNOLOGIES, INC.            Develops diagnostic blood tests
                                       for ovarian and breast cancer

      May 10, 2000                     80,000 shares of Series D
                                       Preferred Stock                               $100,000          $100,000

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

INTELLIWORXX, INC.                     A Florida technology corporation
                                       that creates, designs and delivers
                                       products worldwide that offer
                                       specific solutions for individual
                                       customer needs

      December 31, 1999                28,769 shares of common stock and
                                       1,678 warrants to purchase common              100,694           100,694
                                       stock, exercisable at $3.00 per
                                       share, through March 3, 3005


----------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.



                       Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                                COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                 SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                             AS OF JUNE 30, 2000

----------------------------------------------------------------------------------------------------------------

Company                                Nature of Business
Initial Investment Date                Investment                                        Cost        Fair Value

----------------------------------------------------------------------------------------------------------------
LIPOMED, INC.                          A diagnostic testing and
                                       analytical company that is
                                       pioneering new medical applications
                                       of nuclear magnetic resonance
                                       (NMR) spectroscopy.

      June 16, 1998                    16,667 shares of Series B
                                       Convertible Preferred Stock                   $100,002          $100,002

NOBEX                                  Drug delivery company specializing
(formerly Protein                      in proprietary polymer-based systems
Delivery Inc.)                         for the delivery and stabilization of
                                       protein and peptide drugs.

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

PARTNER COMMUNICATIONS                 Provider of internet,
                                       telecommunications and
                                       e-commerce services to
                                       apartment residents.

      June 5, 2000                     57,143 shares of Series A
                                       Preferred Stock                                100,000           100,000

----------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.


                       Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                                COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                 SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                             AS OF JUNE 30, 2000

----------------------------------------------------------------------------------------------------------------

Company                                Nature of Business
Initial Investment Date                Investment                                        Cost        Fair Value

----------------------------------------------------------------------------------------------------------------
RENALTECH INTERNATIONAL                Develops technology
                                       for treating blood during
                                       kidney dialysis

      March 7, 2000                    21,053 units of ownership                      100,000           100,000

UNITED THERAPEUTICS                    Develops innovative
CORPORATION                            pharmaceutical and
                                       biotechnological therapies
                                       for the treatment of life
                                       threatening diseases.

      March 31, 1998                   5,833 shares of
                                       Common Stock                                $   17,499        $  632,151

ZYCOS, INC.                            Creates products that activate
                                       the immune defense to destroy
                                       viral or cancer transformed cells.

      June 28, 2000                    28,736 shares of Series G / G-1
                                       Preferred Stock                                100,001           100,001

                                                                                   ----------        ----------

                                       TOTAL INVESTMENTS                           $1,036,045        $1,650,697
                                                                                   ==========        ==========

                       Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                     COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                          STATEMENT OF FINANCIAL CONDITION

                                                                 (Unaudited)
                                                                   June 30,    December 31,
                                                                    2000           1999

===========================================================================================
                                         ASSETS
                                         ------
Investments at Fair Value
      (cost $1,036,045 and $688,442, respectively)               $1,650,697     $1,777,760
Cash and Cash Equivalents                                           221,520        692,986
Accrued Interest Receivable                                               -          2,000

                                                                 ----------     ----------

      TOTAL ASSETS                                               $1,872,217     $2,472,746
                                                                 ==========     ==========


                          LIABILITIES AND PARTNERSHIP CAPITAL
                          -----------------------------------

Liabilities:

Accounts Payable and Accrued Expenses                            $    7,450     $   21,386

                                                                 ----------     ----------

      TOTAL LIABILITIES                                               7,450         21,386

                                                                 ----------     ----------

Partnership Capital:

Capital - Limited Partners                                        1,801,793      2,426,847
Capital - General Partners                                           62,974         24,513

                                                                 ----------     ----------

      TOTAL PARTNERSHIP CAPITAL                                   1,864,767      2,451,360

                                                                 ----------     ----------
TOTAL LIABILITIES AND
      PARTNERSHIP CAPITAL                                        $1,872,217     $2,472,746
                                                                 ==========     ==========

-------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.



                       Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements


                                      COMMUNITY INVESTMENT PARTNERS III, L.P., LLL
                                                  STATEMENT OF INCOME
                                                     (UNAUDITED)


                                                                     Three Months Ended              Six Months Ended
                                                                   June 30,       June 30,       June 30,       June 30,
                                                                     2000           1999           2000           1999

=========================================================================================================================
                                                        INCOME
                                                        ------

Dividend and Interest Income                                       $  5,517       $  9,474     $   15,225       $  9,474

                                                                   --------       --------     ----------       --------

      TOTAL INCOME                                                    5,517          9,474         15,225          9,474

                                                                   --------       --------     ----------       --------

                                                       EXPENSES
                                                       --------

Independent General Partners' Fees                                    3,000          3,000          6,000          6,000
Professional Fees                                                     7,911          3,955         11,671          8,694
Management Fees                                                       6,451          4,699         15,724          9,403
Other                                                                   418            622            984            622

                                                                   --------       --------     ----------       --------

      TOTAL EXPENSES                                                 17,780         12,276         34,379         24,719

                                                                   --------       --------     ----------       --------

Net (Loss) before Realized Gains and
   Net Unrealized Gains (Losses)                                    (12,263)        (2,802)       (19,154)       (15,245)
Realized Gains on Sales of Investments                              145,742              -      1,279,452              -
Net Unrealized Gains (Losses)
   on Investments                                                    32,073        295,829       (474,666)       295,829

                                                                   --------       --------     ----------       --------

NET INCOME                                                         $165,552       $293,027     $  785,632       $280,584
                                                                   ========       ========     ==========       ========

Per Unit Information:
      Net Income                                                   $   3.01       $   5.34     $    14.31       $   5.11
                                                                   ========       ========     ==========       ========

      Net Asset Value (as of June 30, 2000
      and December 31, 1999)                                                                   $    33.97       $  44.66
                                                                                               ==========       ========

Units Outstanding:
      Limited Partners                                                                             54,340         54,340
      General Partners                                                                                549            549

-------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                       Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                        COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                  STATEMENT OF CASH FLOWS
                                        (UNAUDITED)

                                                                 Six Months      Six Months
                                                                   Ended           Ended
                                                               June 30, 2000   June 30, 1999

============================================================================================
CASH FLOWS USED BY OPERATING ACTIVITIES:

      Net income (loss)                                         $   785,632      $ 280,584
      Adjustments to reconcile net loss to net
         cash provided by (used in) operating activities:
      Decrease (increase) in accrued interest receivable              2,000         (1,700)
      Purchase of portfolio investments                            (406,104)      (209,222)
      Proceeds from sales of portfolio investments                1,337,953              -
      Unrealized losses (gains) on portfolio investments            474,666       (295,829)
      Net realized gains on sale/liquidation of
         portfolio investments                                   (1,279,452)             -
      (Decrease) increase in accounts payable
         and accrued expenses                                       (13,936)         2,524

                                                                -----------      ---------

      Net cash provided by (used in) operating activities           900,759       (223,643)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

      Capital distributions                                      (1,372,225)             -

                                                                -----------      ---------

      Net cash used in financing activities                      (1,372,225)             -

                                                                -----------      ---------

      Net decrease in cash and cash equivalents                    (471,466)      (223,643)

CASH AND CASH EQUIVALENTS, beginning of period                      692,986        742,439

                                                                -----------      ---------

CASH AND CASH EQUIVALENTS, end of period                        $   221,520      $ 518,796
                                                                ===========      =========

--------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.


                       Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements


                                  COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                   STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL
                                                   (UNAUDITED)

                                                                  Six Months Ended June 30, 2000 and 1999

                                                              Limited Partners   General Partners      Total

================================================================================================================
Balance, December 31, 1998                                      $ 1,228,038          $ 12,404       $ 1,240,442

Net Income                                                          277,778             2,806           280,584

                                                                -----------          --------       -----------

Balance, June 30, 1999                                          $ 1,505,816          $ 15,210       $ 1,521,026
                                                                ===========          ========       ===========


Balance, December 31, 1999                                      $ 2,426,847          $ 24,513       $ 2,451,360

Net Income                                                          733,446            52,186           785,662

Distributions                                                    (1,358,500)          (13,725)       (1,372,225)

                                                                -----------          --------       -----------

Balance, June 30, 2000                                          $ 1,801,793          $ 62,974       $ 1,864,767
                                                                ===========          ========       ===========


----------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                  Part 1. FINANCIAL INFORMATION

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

                  Part 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


          COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP
               MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2000 VERSUS QUARTER ENDED JUNE 30, 1999
     Net income for the three months ended June 30, 2000 was $165,552, compared to net income of $293,027 for the three months ended June 30, 1999.
     Total revenues for the three months ended June 30, 2000 of $183,332 consisted of $5,417 interest income, $145,742 realized gains on sales of investments, and $32,073 unrealized gains on publicly traded investments. Total revenues for the three months ended June 30, 1999 of $305,303 consisted of $9,474 interest income and $295,829 unrealized gains on publicly traded investments. The 42% decrease in interest income is due to the closing of a money market account which was used to temporarily invest offering proceeds until suitable investments could be found. The account was closed in May 2000 after substantially all proceeds had been used to purchase investments. The $145,742 of realized gains for the quarter ended June 30, 2000 represented gains from the sale of 2,000 shares of United Therapeutics Corporation (UTHR). There were no sales for the quarter ended June 30, 1999. Unrealized gains decreased 89% from the same quarter in 1999 because the Partnership held 5,833 shares of UTHR at June 30, 2000, compared to 33,333 at June 30, 1999. During the past year 27,500 shares of UTHR were sold and the unrealized gains were converted to realized gains.
     Total expenses for the three months ended June 30, 2000 were $17,780, a 45% increase from total expenses for the three months ended June 30, 1999 of $12,276. A 100% increase in professional fees and a 37% increase in management fees drove the increase in expenses. Professional fees were higher due to legal expenses related to an 8-K filed for a change in the Partnership's certifying accountant, and review of investment alternatives. Management fees increased due to an increase in total assets. The management fee is based on 1.5% of total assets, computed on a quarterly basis.

SIX MONTHS ENDED JUNE 30, 2000 VERSUS SIX MONTHS ENDED JUNE 30, 1999
     Net income for the six months ended June 30, 2000 was $785,632, compared to net income of $280,584 for the six months ended June 30, 1999.
     Revenues, including interest income, realized gains, and unrealized gains, increased from $305,303 for the period ended June 30, 1999 to $820,011 for the period ended June 30, 2000. Revenues increased largely due to $1,279,452 of realized gains on sales of UTHR during 2000, offset by unrealized losses of $474,666. The unrealized losses represent a reversal of the perviously recorded unrealized gains on the shares of UTHR sold.
     Total expenses for the six months ended June 30, 2000 were $34,979, a 42% increase from total expenses of $24,719 for the six months ended June 30, 1999. Within total expenses, professional fees increased 34% and management fees increased 67% from the same period in 1999. Professional fees were higher due to increased legal fees, and management fees increased due to an increase in total assets from June 30, 1999.

                       Part 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INVESTMENT TRANSACTIONS
Following is a summary of portfolio investment transactions during the six months ended June 30, 2000.

                                    Type of                                                        Realized
Company                             Transaction                         Cost        Proceeds      Gain (Loss)

-------------------------------     -----------------------------     --------     ----------     -----------

SALES:
------
Quarter 1 ended:
----------------
United Therapeutics                 Sold 17,500 shares of
                                    common stock                      $ 52,501     $1,186,211     $1,133,710

Quarter 2 ended:
----------------
United Therapeutics                 Sold 2,000 shares of
                                    common stock                         6,000        151,742        145,742

                                                                      --------     ----------     ----------

     Total Sales                                                      $ 58,501     $1,337,953     $1,279,452
                                                                      ========     ==========     ==========

PURCHASES:
----------
Quarter 1 ended:
----------------
RenalTech International             Purchase of 21,053
                                    units of ownership                $100,000

EndiCOR Medical, Inc.               Purchase 5,841
                                    shares of
                                    common stock                         5,409

Inteliworxx, Inc.                   Conversion of
                                    accrued interest to
                                    common stock                           694

Quarter 2 ended:
----------------
Atairgin Technologies, Inc.         Purchase of 80,000
                                    shares of Series D
                                    Preferred Stock                    100,000

Partner Communications              Purchase of 57,143
                                    shares of Series A
                                    Preferred Stock                    100,000

Zycos, Inc.                         Purchase of 28,736
                                    shares of Series G / G-1
                                    Preferred Stock                    100,001

                                                                      --------

     TOTAL PURCHASES                                                  $406,104
                                                                      ========

                 Part 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, the partnership's total capital of $1,864,767, consisted of $1,801,793 in limited partner capital and $62,974 in general partner capital. Net income was allocated to the limited partners in the amount of $733,446 and to the general partners in the amount of $52,186. During the first quarter of 2000, partnership capital accounts became equal to two times the original contributions. As such, the Partnership Agreement required that a portion of the net income be allocated 90% to the limited partners and 10% to the general partner. In the future, profits will be allocated 90% to limited partners and 10% to the general partner.
     At June 30, 2000, the Partnership had $221,520 in cash and cash equivalents.

                     Part II. OTHER INFORMATION


               COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

Item 1:  Legal Proceedings

     The partnership is not a party to any material pending legal proceedings.

Item 6:  Exhibits and Reports on Form 8-K

     (a) Exhibits
     27  Financial Date Schedule

     (b) Reports on Form 8-K
     An 8-K, dated April 28, 2000, was filed on May 4, 2000 to report a change in the Partnership's certifying accountant.

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


           COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

     By: CIP Management, L.P., LLLP, its Managing General Partner
     By: CIP Management, Inc., its Managing General Partner


/s/ Daniel A. Burkhardt
-------------------------  President, Treasurer and Director  August 11, 2000
    Daniel A. Burkhardt


/s/ Ray L. Robbins, Jr.
-------------------------  Vice-President and Director        August 11, 2000
    Ray L. Robbins, Jr.