Form 10-Q
period 2000-09-30
COMMUNITY INVESTMENT PARTNERS III LP LLP
filed 2000-11-14
CIK 1043161

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                           ----------------------


                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934



             For the quarterly period ended SEPTEMBER 30, 2000
                     Commission file number 000-23037



                COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


   MISSOURI                                               43-1790352
-------------------------------------------------------------------------------
   (State or other jurisdiction of                     (IRS Employer
   incorporation or organization)                      Identification No.)

   12555 Manchester Road
   St. Louis, Missouri                                    63131
-------------------------------------------------------------------------------
   (Address of principal executive offices)            (Zip Code)


     Registrant's telephone number, including area code     (314) 515-2000
                                                          ------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                  ---   ---

                COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                    INDEX


                                                                          Page
                                                                         Number

     Part I.    FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Schedule of Portfolio Investments..........................3
                Statement of Financial Condition...........................6
                Statement of Income........................................7
                Statement of Cash Flows ...................................8
                Statement of Changes in Partnership Capital................9
                Notes to Financial Statements ............................10

     Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ....................11

     Part II.   OTHER INFORMATION

     Item 1.    Legal Proceedings.........................................14

     Item 6.    Exhibits and Reports on Form 8-K..........................14

                Signatures................................................15

                                            Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                    COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                          SCHEDULE OF PORTFOLIO INVESTMENTS
                                              AS OF SEPTEMBER 30, 2000

--------------------------------------------------------------------------------------------------------------------
Company                          Nature of Business
Initial Investment Date          Investment                                          Cost               Fair Value
--------------------------------------------------------------------------------------------------------------------
ATAIRGIN TECHNOLOGIES, INC.         Develops diagnostic blood tests
                                    for ovarian and breast cancer

     May 10, 2000                   80,000 shares of Series D
                                    Preferred Stock                              $   100,000           $   100,000

ATHEROGENICS, INC. (AGIX)           Pharmaceutical company focused
                                    on the discovery and development
                                    of therapeutics for the treatments and
                                    prevention of cardiovascular disease.

     May 11, 1999                   33,333 shares of Common Stock                     99,999               287,330

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
                                    1,678 warrants to purchase
                                    common stock, exercisable
                                    at $3.00 per share, through
                                    March 3, 3005


--------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.




                                            Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                    COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                     SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                              AS OF SEPTEMBER 30, 2000

--------------------------------------------------------------------------------------------------------------------

Company                          Nature of Business
Initial Investment Date          Investment                                          Cost               Fair Value
--------------------------------------------------------------------------------------------------------------------
LIPOMED, INC.                       A diagnostic testing and analytical
                                    company that is pioneering new medical
                                    applications of nuclear magnetic
                                    resonance (NMR) spectroscopy.

     June 16, 1998                  16,667 shares of Series B
                                    Convertible Preferred Stock                  $   100,002           $   100,002

NOBEX                               Drug delivery company specializing
(fomerly Protein                    in proprietary polymer-based systems
Delivery Inc.)                      for the delivery and stabilization of
                                    protein and peptide drugs.

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

OPTIMARK HOLDINGS, INC.             Developed and patented a computer-
                                    based method for structuring
                                    auction markets that significantly
                                    improves liquidity and efficiency,
                                    lowering transaction costs in the
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

     June 5, 2000                   57,143 shares of Series A
                                    Preferred Stock                                  100,000               100,000
--------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.





                                            Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                    COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                     SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                              AS OF SEPTEMBER 30, 2000

--------------------------------------------------------------------------------------------------------------------

Company                          Nature of Business
Initial Investment Date          Investment                                          Cost               Fair Value
--------------------------------------------------------------------------------------------------------------------
RENALTECH INTERNATIONAL             Develops technology
                                    for treating blood during
                                    kidney dialysis

     March 7, 2000                  21,053 units of ownership                       100,000               100,000

UNITED THERAPEUTICS                 Develops innovative
CORPORATION (UTHR)                  pharmaceutical and
                                    biotechnological therapies
                                    for the treatment of life
                                    threatening diseases.

     March 31, 1998                 1,833 shares of
                                    Common Stock                                 $     5,499           $   160,168

ZYCOS, INC.                         Creates products that activate
                                    the immune defense to destroy
                                    viral or cancer transformed cells.

     June 28, 2000                  28,736 shares of Series G / G-1
                                    Preferred Stock                                  100,001               100,001
                                                                                 -----------           -----------

                                    TOTAL INVESTMENTS                            $ 1,020,045           $ 1,366,045
                                                                                 ===========           ===========

                                            Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                    COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                          STATEMENT OF FINANCIAL CONDITION
                                                                             (Unaudited)
                                                                            September 30,             December 31,
                                                                                2000                      1999

--------------------------------------------------------------------------------------------------------------------
                                                       ASSETS
                                                       ------

Investments at Fair Value
     (cost $1,020,045 and $688,442, respectively)                            $ 1,366,045              $ 1,777,760
Cash and Cash Equivalents                                                         81,894                  692,986
Accrued Interest Receivable                                                           --                    2,000
                                                                             -----------              -----------

     TOTAL ASSETS                                                            $ 1,447,939              $ 2,472,746
                                                                             ===========              ===========





                                         LIABILITIES AND PARTNERSHIP CAPITAL
                                         -----------------------------------


Liabilities:

Accounts Payable and Accrued Expenses                                        $    18,360              $    21,386
                                                                             -----------              -----------

     TOTAL LIABILITIES                                                            18,360                   21,386
                                                                             -----------              -----------
Partnership Capital:

Capital - Limited Partners                                                     1,404,690                2,426,847
Capital - General Partners                                                        24,889                   24,513
                                                                             -----------              -----------

     TOTAL PARTNERSHIP CAPITAL                                                 1,429,579                2,451,360
                                                                             -----------              -----------
TOTAL LIABILITIES AND
     PARTNERSHIP CAPITAL                                                     $ 1,447,939              $ 2,472,746
                                                                             ===========              ===========



--------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                       Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP
                                            STATEMENT OF INCOME
                                                (UNAUDITED)
                                                  Three Months Ended               Nine Months Ended
                                               Sept. 30,       Sept. 30,       Sept. 30,       Sept. 30,
                                                 2000            1999            2000            1999
---------------------------------------------------------------------------------------------------------
                                                  INCOME
                                                  ------
Dividend and Interest Income                  $     1,238     $     5,532     $    16,463     $    15,006
                                              -----------     -----------     -----------     -----------

     TOTAL INCOME                                   1,238           5,532          16,463          15,006
                                              -----------     -----------     -----------     -----------

                                                 EXPENSES
                                                 --------

Independent General Partners' Fees                  3,000           3,000           9,000           9,000
Professional Fees                                   9,885           4,219          21,555          12,913
Management Fees                                     7,020           5,766          22,744          15,169
Other                                                  40           1,011           1,024           1,633
                                              -----------     -----------     -----------     -----------

     TOTAL EXPENSES                                19,945          13,996          54,323          38,715
                                              -----------     -----------     -----------     -----------

Net (Loss) before Unrealized Gains
   and Net Unrealized Gains (Losses)              (18,707)         (8,464)        (37,860)        (23,709)
Realized Gains on Sales of Investments            453,910              --       1,733,362              --
Net Unrealized (Losses) Gains
   on Investments                                (272,652)        366,663        (747,318)        662,492
                                              -----------     -----------     -----------     -----------

NET INCOME                                    $   162,551     $   358,199     $   948,184     $   638,783
                                              ===========     ===========     ===========     ===========

Per Unit Information:
     Net Income                               $      2.96     $      6.53     $     17.27     $     11.64
                                              ===========     ===========     ===========     ===========

     Net Asset Value (as of September
     30, 2000 and December 31, 1999)                                          $     26.04     $     44.66
                                                                              ===========     ===========

Units Outstanding:
     Limited Partners                                                              54,340          54,340
     General Partners                                                                 549             549



---------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                             STATEMENT OF CASH FLOWS
                                                   (UNAUDITED)
                                                                            Nine Months           Nine Months
                                                                               Ended                 Ended
                                                                        September 30, 2000    September 30, 1999

----------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

     Net Income                                                            $   948,184           $   638,783
     Adjustments to reconcile Net Income to Net
       Cash Used by Operating Activities -
     Purchase of Portfolio Investments                                        (406,104)             (209,222)
     Proceeds from Sales of Portfolio Investments                            1,803,863                    --
     Unrealized Losses (Gains) on Portfolio Investments                        747,318              (662,492)
     Realized Gains on Sale of Portfolio Investments                        (1,733,362)                   --
     Decrease (Increase) in Accrued Interest Receivable                          2,000                (1,700)
     (Decrease) Increase in Accounts Payable and Accrued Expenses               (3,026)               12,364
                                                                           -----------           -----------

     Total Cash Provided by (Used in) Operating Activities                   1,358,873              (222,267)

CASH FLOWS USED IN FINANCING ACTIVITIES:

     Capital Distributions                                                  (1,969,965)                   --
                                                                           -----------           -----------

     Total Cash Used in Financing Activities                                (1,969,965)                   --
                                                                           -----------           -----------

     Net Decrease in Cash and Cash Equivalents                                (611,092)             (222,267)

CASH AND EQUIVALENTS, beginning of period                                      692,986               742,439
                                                                           -----------           -----------

CASH AND EQUIVALENTS, end of period                                        $    81,894           $   520,172
                                                                           ===========           ===========








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


                                  Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                           STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL
                                           (UNAUDITED)

                                               Nine Months Ended September 30, 2000 and 1999

                                        Limited Partners      General Partners           Total

-------------------------------------------------------------------------------------------------
Balance, December 31, 1998                $ 1,228,038           $    12,404           $ 1,240,442

Net Income                                    632,395                 6,388               638,783
                                          -----------           -----------           -----------

Balance, September 30, 1999               $ 1,860,433           $    18,792           $ 1,879,225
                                          ===========           ===========           ===========



Balance, December 31, 1999                $ 2,426,847           $    24,513           $ 2,451,360

Net Income                                    879,743                68,441               948,184

Distributions                              (1,901,900)              (68,065)           (1,969,965)
                                          -----------           -----------           -----------

Balance, September 30, 2000               $ 1,404,690           $    24,889           $ 1,429,579
                                          ===========           ===========           ===========


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

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP
                      MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2000 VERSUS QUARTER ENDED SEPTEMBER 30, 1999
     Net income for the three months ended September 30, 2000 was $162,551, a 55% decrease from net income for the three months ended September 30, 1999 of $358,199.
     Interest income for the three months ended September 30, 2000 decreased $4,294 (78%) compared to interest income for the three months ended September 30, 1999, due to a decrease in funds held in a money market account. Offering proceeds were originally invested in a money market account until suitable investments could be found. During the second quarter of 2000, all initial investments were completed and the money market account was closed. Realized gains for the three months ended September 30, 2000 were $453,910. The gains were the result of the sale of 4,000 shares of United Therapeutics common stock. There were no investment sales during the third quarter of 1999. The $272,652 unrealized loss for the three months ended September 30, 2000 consisted of the reversal of $421,500 of unrealized gains on the 4,000 shares of UTHR sold, a $38,483 unrealized loss on the 1,833 remaining shares of UTHR, and a $187,331 unrealized gain on Atherogenics, Inc. (AGIX) common stock. AGIX completed an initial public offering on August 9, 2000. The $366,663 unrealized gain for the three months ended September 30, 1999 represented an increase in the share price of UTHR over the June 30, 1999 market price.
     Total expenses for the three months ended September 30, 2000 were $19,945, a $5,949 (43%) increase over total expenses for the three months ended September 30, 1999. Within total expenses, trustee fees increased
100%, management fees increased 22%, and legal expenses increased 313% over the third quarter of 2000. In 1999, trustee fees were expensed and paid for in the second quarter. Management fees are up due to an increase in total assets, and legal expenses are higher due to costs incurred for closing the Partnership's final initial investments.

NINE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1999
     Net income for the nine months ended Setember 30, 2000 was $948,184, compared to net income for the nine months ended September 30, 1999 of $638,783.
     Interest income decreased $15,225 (92%) due to the use of cash formerly held in a money market account to puchase Partnership investments during early 2000. Realized gains on the sale of investments for the nine months ended September 30, 2000 were $1,733,362, representing the sale of 23,500 shares of UTHR common stock. There were no investment sales during the nine months ended September 30, 1999. Unrealized losses for the nine months ended September 30, 2000 were $747,318, compared to unrealized gains of $662,492 during the nine months ended Spetember 30, 1999. The decrease is due to the conversion of UTHR unrealized gains into realized gains upon the sale of the investment.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Total expenses of $54,323 for the nine months ended September 30, 2000 were 40% greater than total expenses of $38,715 for the nine months ended September 30, 1999. A 50% increase in management fees and a 72% increase in professional expenses led total expenses to increase year over year. The increase in management fees follows the increase in total assets. Per the Partnership Agreement, a quarterly management fee is paid to the general partner based on 1.5% of total assets held at the end of the quarter. Professional expenses are up due to an increase in legal fees.

INVESTMENT TRANSACTIONS

Following is a summary of portfolio investment transactions during the period ended September 30, 2000.


                                    Type of                                                                Realized
Company                             Transaction                       Cost             Proceeds           Gain (Loss)

----------------------------        ---------------------          ----------        ------------        ------------
SALES:
------
Quarter 1 ended:
----------------
United Therapeutics                 Sold 17,500 shares
                                    of common stock                 $ 52,501          $1,186,211          $1,133,710

Quarter 2 ended:
----------------
United Therapeutics                 Sold 2,000 shares
                                    of common stock                    6,000             151,742             145,742

Quarter 3 ended:
----------------
United Therapeutics                 Sold 4,000 shares
                                    of common stock                   12,000             465,910             453,910
                                                                    --------          ----------          ----------

     Total Sales                                                    $ 70,501          $1,803,863          $1,733,362
                                                                    ========          ==========          ==========


PURCHASES:
----------
Quarter 1 ended:
----------------
RenalTech International             Purchase 21,053
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





                        Part I. FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations


Quarter 2 ended:
----------------
Atairgin Technologies, Inc.         Purchase of 80,000
                                    shares of Series D
                                    preferred stock                 $100,000

Partner Communications              Purchase of 57,143
                                    shares of Series A
                                    preferred stock                  100,000

Zycos, Inc.                         Purchase of 28,736
                                    shares of Series G/G-1
                                    preferred stock                  100,001
                                                                    --------

     Total Purchases                                                $406,104
                                                                    ========




LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, the partnership's total capital of $1,429,579, consisted of $1,404,690 in limited partner capital and $24,889 in general partner capital. Net income was allocated to the limited partners in the amount of $879,743 and to the general partners in the amount of $68,441.
     At September 30, 2000, the Partnership had $81,894 in cash and cash equivalents.
     During the first quarter of 2000, partnership capital accounts became equal to two times the original contributions. As such, the Partnership Agreement requires that a portion of 2000 net income now be allocated 90% to the Limited Partners and 10% to the general partner. In the future, profits will be allocated 90% to the Limited Partners and 10% to the General Partner.

                         Part II. OTHER INFORMATION



                COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

Item 1:    Legal Proceedings

     The partnership is not a party to any material pending legal proceedings.

Item 6:  Exhibits and Reports on Form 8-K

     (a) Exhibits
     None

     (b) Reports on Form 8-K
     No reports were filed on Form 8-K for the quarter ended September 30, 2000.

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


                COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                By: CIP Management, L.P., LLLP, its Managing General Partner
                By: CIP Management, Inc., its Managing General Partner

/s/      Daniel A. Burkhardt
         ------------------------   President, Treasurer and Director         November 14, 2000
         Daniel A. Burkhardt


/s/      Ray L. Robbins, Jr.
         ------------------------   Vice-President and Director               November 14, 2000
         Ray L. Robbins, Jr.
