Form 10-K405
period 2000-12-31
COMMUNITY INVESTMENT PARTNERS III LP LLP
filed 2001-03-29
CIK 1043161

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2000     Commission file number 000-23037
                          -----------------                            ---------


                  COMMUNITY INVESTMENT PARTNERS III L.P., LLLP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            MISSOURI                                   43-1790352
--------------------------------------------------------------------------------
 (State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)



         12555 Manchester Road
         St. Louis, Missouri                                63131
--------------------------------------------------------------------------------
(Address and principal executive office)                  (Zip Code)

Registrant's telephone number, including area code             (314) 515-2000
                                                            --------------------

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this form 10-K. [ X ]

As of March 15, 2001, 47,640 units of limited partnership interest (Units), representing net assets of $1,011,631 were held by non-affiliates. There is no established public market for such Units.

                     DOCUMENTS INCORPORATED BY REFERENCE

None.


                              COMMUNITY INVESTMENT PARTNERS III L.P., LLLP

                                            TABLE OF CONTENTS

         PART I                                                                                     Page
                                                                                                    ----
              Item 1.    Business................................................................    4

              Item 2.    Properties..............................................................    5

              Item 3.    Legal Proceedings.......................................................    6

              Item 4.    Submission of Matters to a Vote of Security Holders.....................    6

         PART II

              Item 5.    Market for the Registrant's Common Equity and
                         Related Stockholder Matters.............................................    7

              Item 6.    Selected Financial Data.................................................    8

              Item 7.    Management's Discussion and Analysis of
                         Financial Condition and Results of Operations...........................    9

              Item 8.    Index to Financial Statements and
                         Supplementary Financial Data............................................    11

              Item 9.    Changes in and Disagreements with Accountants
                         on Accounting and Financial Disclosure..................................    30

         PART III

              Item 10.   Directors and Executive Officers of the Registrant......................    31

              Item 11.   Executive Compensation..................................................    32

              Item 12.   Security Ownership of Certain Beneficial
                         Owners and Management...................................................    33

              Item 13    Certain Relationships and Related Transactions..........................    33

         PART IV

              Item 14.   Exhibits, Financial Statement Schedules and
                         Reports on Form 8-K.....................................................    34

         SIGNATURES      ........................................................................    35

         INDEX TO EXHIBITS.......................................................................    36

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

     The Partnership participated in a public offering of its limited partnership interests in the first quarter of 1998. The Partnership sold 54,340 Units of limited partnership interest and 549 Units of general partnership interest for an aggregate price of $686,111. In the fourth quarter, the Partnership executed a call to each partner for an additional aggregate amount of $686,111. After offering expenses, the Partnership received approximately $1,290,000 in proceeds available for investment.

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

                                   PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Limited Partnership interests. As of March 15, 2001, the total number of holders of units is 111. The number of limited partnership units outstanding is 54,340. The number of general partnership units outstanding is 549 as of March 15, 2001.

     Cash distributions of $35 per limited partnership unit and $124 per general partnership unit were made to the Partners during the year ended December 31, 2000.

     The information set forth under the captions "Partnership Distributions and Allocations" and "Transferability of Units" in the Prospectus of the Partnership dated January 9, 1998, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933 is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA,


STATEMENTS OF FINANCIAL CONDITION:

                                                           AS OF DECEMBER 31,
                                           -----------------------------------------------

                                               2000              1999              1998
                                           -----------        ----------        ----------

Net Assets                                 $ 1,165,563        $2,451,360        $1,240,442

Portfolio Investments at Fair Value        $ 1,112,248        $1,777,760        $  512,003



STATEMENTS OF INCOME:

                                                             FOR THE YEARS
                                                           ENDED DECEMBER 31
                                           -----------------------------------------------

                                               2000              1999              1998
                                           -----------        ----------        ----------

Net Loss before Net Realized Gains
and Net Unrealized (Losses) Gains          $    (48,079)      $  (35,232)       $ (131,780)

Net Realized Gains                            1,733,362          156,832                 -

Net Unrealized (Losses) Gains                (1,001,115)       1,089,318                 -

Net Income (Loss)                               684,168        1,210,918          (131,780)

Per Unit of
Partnership Interest:

Net Asset Value                                   21.23            44.66             22.60

Net Loss before Net Realized
(Losses) Gains
and Net Unrealized Gains                           (.88)            (.64)            (2.40)

Net Realized Gains                                31.58             2.86                 -

Net Unrealized (Losses) Gains                    (18.24)           19.84                 -

Net Income (Loss)                          $      12.46       $    22.06        $    (2.40)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
                        FISCAL YEAR 2000 VERSUS 1999


         Net income for the year ended December 31, 2000 was $684,168, compared to net income of $1,210,918 for the year ended December 31, 1999.

         Net realized gains on investments for the year ended December 31, 2000 were $1,733,362, compared to $156,832 for the year ended December 31, 1999. During 2000, 23,500 shares of United Therapeutics Corporation (UTHR) common stock were sold, resulting in the $1,733,362 total gain recorded for the year. The gains resulted from a sharp increase in the market price per share during late 1999 and early 2000. The December 31, 1999 net realized loss of $156,832 consisted of a $265,615 gain on 8,000 shares UTHR common stock and a $108,783 loss caused by writing off the investment in Implemed, Inc. No investments were written off during the year ended December 31, 2000.

         A net unrealized loss on investments of $1,001,115 was recorded for the year ended December 31, 2000, compared to a net unrealized gain of $1,089,318 for the year ended December 31, 1999. The 1999 unrealized gain consisted of gains on 25,333 shares of UTHR due to the excess of the $46.00 December 31, 1999 share price over the basis of $3.00 per share. The 2000 unrealized loss is primarily the result of the conversion of the 1999 unrealized gains on UTHR to realized gains as the 23,500 shares were sold throughout the year ended December 31, 2000.

         Total expenses for the year ended December 31, 2000 were $64,547, a 14% increase over 1999 total expenses of $56,812. Within total expenses, management fees increased $5,859 (26%) as a direct result of increases in total assets between 1999 and 2000.

         There were two partnership distributions made during the year. The first distribution was $25 per share for limited and general partners. The second distribution was $10 per share for limited partners and $99 per share for the general partner.


                        FISCAL YEAR 1999 VERSUS 1998

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

LIQUIDITY AND CAPITAL RESOURCES

     Total capital for the Partnership as of December 31, 2000, was $1,165,563. This consisted of $1,167,075 in Limited Partner capital and $(1,512) in General Partner capital.

     Net income of $ 684,168 for 2000 was allocated in the amount of $642,128 to the Limited Partners and in the amount of $42,040 to the General Partner.

     At December 31, 2000, the Partnership had $60,465 in cash and cash equivalents.

     During the first quarter of 2000, the Partners' Capital Accounts became equal to their Adjusted Capital Contributions. According to 4.2.2(c) of the Partnership agreement, any future profits of the Partnership will be allocated 90% to the limited partners and 10% to the general partner. Profits previously earned were allocated 99% to the limited partners and 1% to the general partner.

Item 8.       INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY
              FINANCIAL DATA


                                                                                                 Page
                                                                                                 ----
     Report of Independent Public Accountants......................................................12

     Report of Independent
     Accountants...................................................................................13

     Schedule of Portfolio Investments as of
     December 31, 2000 and 1999....................................................................14

     Statements of Financial Condition as of December 31, 2000 and 1999............................19

     Statements of Operations for the Years Ended
     December 31, 2000, 1999 and 1998..............................................................20

     Statements of Cash Flows for the Years Ended
     December 31, 2000, 1999 and 1998..............................................................21

     Statements of Changes in Partnership Capital for the
     Years Ended December 31, 2000, 1999 and 1998..................................................22

     Notes to Financial Statements.................................................................23


Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of
Community Investment Partners III, L.P., LLLP

We have audited the accompanying statement of financial condition of Community Investment Partners III, L.P., LLLP (a Missouri limited partnership), including the schedule of portfolio investments, as of December 31, 2000, and the related statements of operations, cash flows and changes in partnership capital for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2000, by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 3, the financial statements include investment securities valued at $918,547 (79 percent of net assets) whose values have been estimated by the Managing General Partner in the absence of readily ascertainable market values. However, because of the inherent incertainty of valuation, the General Partner's estimated values may differ from the values that would have been used had a ready market existed for the securities and the differences could be material.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Community Investment Partners III, L.P., LLLP, as of December 31, 2000, and the results of its operations, cash flows, and the changes in its partnership capital for the year then ended, in conformity with accounting principles generally accepted in the United States.



                                     ARTHUR ANDERSEN LLP


St. Louis, Missouri
February 16, 2001

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Community Investment Partners III, L.P., LLLP


In our opinion, the statements of financial condition, including the schedule of portfolio investments, as of December 31, 1999 and the related statements of operations, of cash flows and of changes in partnership capital for each of the two years in the period ended December 31, 1999 present fairly, in all material respects, the financial position, results of operations and cash flows of Community Investment Partners III, L.P., LLLP
(the "Partnership") at December 31, 1999 and for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the financial statements of Community Investment Partners III, L.P. for any period subsequent to December 31, 1999.



PricewaterhouseCoopers LLP

St. Louis, Missouri
March 3, 2000


                                   COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                         SCHEDULE OF PORTFOLIO INVESTMENTS
                                              As of December 31, 2000
------------------------------------------------------------------------------------------------------------------

Company                             Nature of Business                                              Fair Value
Investment Date                     Investment                                     Cost             (Note 3)
------------------------------------------------------------------------------------------------------------------
ATAIRGIN TECHNOLOGIES, INC          Develops diagnostic blood tests
                                    for ovarian and breast cancer

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

     May 11, 1999                   33,333 shares of common stock                   99,999               166,664

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

INTELLIWORXX, INC.                  A Florida technology corporation
                                    that creates, designs and delivers
                                    products worldwide that offer
                                    specific solutions for individual
                                    customer needs.

     December 31, 1999              28,769 shares of common stock                  100,694               100,694
                                    and 1,678 warrants to purchase
                                    common stock, exercisable at
                                    $3.00 per share, through March 3, 3005


                                          The accompanying notes are an
                                         integral part of this schedule






                                  COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                             As of December 31, 2000

------------------------------------------------------------------------------------------------------------------

Company                             Nature of Business                                              Fair Value
Investment Date                     Investment                                     Cost             (Note 3)
------------------------------------------------------------------------------------------------------------------
LIPOMED, INC.                       A diagnostic testing and analytical
                                    company that is pioneering new medical
                                    applications of nuclear magnetic
                                    resonance (NMR) spectroscopy.

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



                                          The accompanying notes are an
                                         integral part of this schedule





                                  COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                   SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                             As of December 31, 2000

------------------------------------------------------------------------------------------------------------------

Company                             Nature of Business                                              Fair Value
Investment Date                     Investment                                     Cost             (Note 3)
------------------------------------------------------------------------------------------------------------------
PARTNER HOLDINGS, INC.              Provider of internet,
                                    telecommunications and
                                    e-commerce services to
                                    apartment residents.

     June 5, 2000                   57,143 shares of Series A
                                    preferred stock                            $   100,000          $    100,000

RENALTECH INTERNATIONAL             Develops technology
                                    for treating blood during
                                    kidney dialysis

     March 7, 2000                  21,053 units of ownership                      100,000               100,000

UNITED THERAPEUTICS                 Develops innovative
CORPORATION (UTHR)                  pharmaceutical and
                                    biotechnological therapies
                                    for the treatment of life
                                    threatening diseases.

     March 31, 1998                 1,833 shares of
                                    common stock                                     5,499                27,037

ZYCOS, INC.                         Creates products that activate
                                    the immune defense to destroy
                                    viral or cancer transformed cells.

     June 28, 2000                  28,736 shares of Series G / G-1
                                    preferred stock                                100,001               100,001
                                                                             -------------          ------------

                                    TOTAL INVESTMENTS                        $   1,020,045          $  1,112,248
                                                                             =============          ============



                                          The accompanying notes are an
                                         integral part of this schedule



                                  COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                   SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                             As of December 31, 1999
------------------------------------------------------------------------------------------------------------------

Company                             Nature of Business                                              Fair Value
Investment Date                     Investment                                     Cost             (Note 3)
------------------------------------------------------------------------------------------------------------------
ATHEROGENICS, INC.                  Pharmaceutical company focused on
                                    the discovery and development of
                                    therapeutics for the treatments and
                                    prevention of cardiovascular disease.

     May 11, 1999                   33,333 shares of common stock              $    99,999          $   99,999

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




                                          The accompanying notes are an
                                         integral part of this schedule




                                  COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                   SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                             As of December 31, 1999

------------------------------------------------------------------------------------------------------------------

Company                             Nature of Business                                              Fair Value
Investment Date                     Investment                                     Cost             (Note 3)
------------------------------------------------------------------------------------------------------------------
OPTIMARK HOLDINGS, INC.             Developed and patented a computer-based
                                    method for structuring auction markets
                                    that significantly improves liquidity
                                    and efficiency, lowering transaction
                                    costs in the process.

     September 23, 1998             10,000 shares of Series B
                                    convertible participating
                                    preferred stock                            $   100,000          $  100,000

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

UNITED THERAPEUTICS                 Develops innovative pharmaceutical
CORPORATION                         and biotechnological therapies for
                                    the treatment of life threatening
                                    diseases.

     March 31, 1998                 25,333 shares of common Stock                   76,000           1,165,318
                                                                               -----------       -------------


                                    TOTAL INVESTMENTS                          $   688,442       $   1,777,760
                                                                               ===========       =============




                                          The accompanying notes are an
                                         integral part of this schedule



                            COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                  STATEMENTS OF FINANCIAL CONDITION

                                                ASSETS
                                                ------

                                                                               December 31,
                                                                   ----------------------------------

                                                                       2000                  1999
                                                                   -------------        -------------

Investments at fair value
     (cost $1,024,045 and $688,442 respectively)                   $   1,112,248        $   1,777,760
Cash and cash equivalents                                                 60,465              692,986
Accrued interest receivable                                                    -                2,000
                                                                   -------------        -------------

TOTAL ASSETS                                                       $   1,172,713        $   2,472,746
                                                                   =============        =============


                                 LIABILITIES AND PARTNERSHIP CAPITAL
                                 -----------------------------------

                                                                               December 31,
                                                                   ----------------------------------

                                                                       2000                  1999
                                                                   -------------        -------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                              $       7,150        $      21,386
                                                                   -------------        -------------

Partnership Capital:

Capital - Limited Partners                                             1,167,075            2,426,847
Capital - General Partners                                                (1,512)              24,513
                                                                   -------------        -------------

     TOTAL PARTNERSHIP CAPITAL                                         1,165,563            2,451,360
                                                                   -------------        -------------
TOTAL LIABILITIES AND
     PARTNERSHIP CAPITAL                                           $   1,172,713        $   2,472,746
                                                                   =============        =============






                                    The accompanying notes are an
                                    integral part of this schedule


                           COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                      STATEMENTS OF OPERATIONS

                                                                 For the Years Ended
                                                                     December 31,
                                                  -------------------------------------------------

                                                      2000               1999               1998
                                                  -----------         -----------        ----------

                                               INCOME
                                               ------

Interest income                                   $    16,468         $    21,580         $     119
                                                  -----------         -----------         ---------

         TOTAL INCOME                                  16,468              21,580               119
                                                  -----------         -----------         ---------

                                              EXPENSES
                                              --------

Management fees                                        28,174              22,315             7,813
Organization costs                                          -                   -            82,363
Professional fees                                      23,300              20,027            29,060
Independent general partners' fees                     12,000              12,000            12,000
Other                                                   1,073               2,470               663
                                                  -----------         -----------         ---------

         TOTAL EXPENSES                                64,547              56,812           131,899
                                                  -----------         -----------         ---------
Net loss before net realized gains
   and net unrealized (losses) gains                  (48,079)            (35,232)         (131,780)

Net realized gains
   on sales of investments                          1,733,362             156,832                 -

Net unrealized (losses) gains
   on investments                                  (1,001,115)          1,089,318                 -

                                                  -----------         -----------         ---------

         NET INCOME (LOSS)                        $   684,168         $ 1,210,918         $(131,780)
                                                  ===========         ===========         =========



                                    The accompanying notes are an
                                   integral part of this schedule


                                    COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                              STATEMENTS OF CASH FLOWS

                                                                                  For the Years Ended
                                                                                      December 31,
                                                                    -----------------------------------------------

                                                                       2000              1999              1998
                                                                    -----------       -----------       -----------

CASH FLOWS PROVIDED BY (USED) FOR OPERATING ACTIVITIES:

     Net income (loss)                                              $   684,168       $ 1,210,918       $  (131,780)
     Adjustments to reconcile net income (loss)
         to net cash used for operating activities:
     Purchase of portfolio investments                                 (406,104)         (309,222)         (512,003)
     Proceeds from sale of portfolio investments                      1,803,863           289,615                 -
     Unrealized losses (gains) on portfolio investments               1,001,115        (1,089,318)                -
     Net realized gains on sale/liquidation of
         portfolio investments                                       (1,733,362)         (156,832)                -
     Decrease in deferred organization costs                                  -                 -             8,532
     Decrease (increase) in interest receivable                           2,000            (2,000)                -
     (Decrease) increase in accounts payable and accrued
         expenses                                                       (14,236)            7,386            14,000
     Decrease in payable to affiliates                                        -                 -            (8,532)
                                                                    -----------       -----------       -----------

         Net cash provided by (used for) operating activities         1,337,444           (49,453)         (629,783)
                                                                    -----------       -----------       -----------

CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES:

     Capital Distribution                                            (1,969,965)                -                 -
     Capital Contributions                                                    -                 -         1,371,122
                                                                    -----------       -----------       -----------

         Net cash (used for) provided by financing activities        (1,969,965)                -         1,371,122
                                                                    -----------       -----------       -----------

         Net (decrease) increase in cash and cash equivalents          (632,521)          (49,453)          741,339

CASH AND CASH EQUIVALENTS:

     Beginning of year                                                  692,986           742,439             1,100
                                                                    -----------       -----------       -----------

     End of year                                                    $    60,465       $   692,986       $   742,439
                                                                    ===========       ===========       ===========


                                            The accompanying notes are an
                                           integral part of this schedule


                        COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                        STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

                    For the Years Ended December 31, 2000, 1999 and 1998


                                              LIMITED            GENERAL
                                            PARTNERSHIP        PARTNERSHIP
                                              CAPITAL            CAPITAL            TOTAL
                                            -----------        -----------       -----------

BALANCE, DECEMBER 31, 1997                  $       100         $  1,000         $     1,100

Net Loss                                       (130,462)          (1,318)           (131,780)

Contributions                                 1,358,400           12,722           1,371,122
                                            -----------         --------         -----------

BALANCE, DECEMBER 31, 1998                  $ 1,228,038         $ 12,404         $ 1,240,442

Net Income                                    1,198,809           12,109           1,210,918
                                            -----------         --------         -----------

BALANCE, DECEMBER 31, 1999                  $ 2,426,847         $ 24,513         $ 2,451,360


Net Income                                      642,128           42,040             684,168

Distribution                                 (1,901,900)         (68,065)         (1,969,965)
                                            -----------         --------         -----------

BALANCE, DECEMBER 31, 2000                  $ 1,167,075         $ (1,512)        $ 1,165,563
                                            ===========         ========         ===========





                                The accompanying notes are an
                                integral part of this schedule


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

           Partners should refer to the information set forth under the caption "Partnership Distribution and Allocations" in the Prospectus of the Partnership dated January 9, 1998, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933, for more specific information.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Cash and Cash Equivalents
       -------------------------

           All short-term investments with original maturities of three months or less are considered to be cash equivalents.

       Investment Transactions
       -----------------------

           Portfolio investments are carried at a fair value as obtained from outside sources or at a value determined quarterly by the Managing General Partner under the supervision of the Independent General Partners. Until significant developments affecting an investment provide a basis for revaluation, cost approximates fair market value. Due to the inherent uncertainty of valuation for those portfolio investments with a fair value that is not readily ascertainable, the estimated values used may differ significantly from the values that would have been used had a ready market existed for the securities. Investments in securities traded on a national securities exchange will be valued at the latest reported sales price on the last business day of the period. If no sale has taken place, the securities will be valued at the last bid price. If no bid price has been reported, or if no exchange quotation is available, the securities will be valued at the quotation obtained from an outside broker. Investment transactions are recorded on a trade date basis. Income is recorded on an accrual basis.

       Use of Estimates
       ----------------

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

4.     PER UNIT INFORMATION

       There is no market for the Limited Partnership interests. Per Unit Information is as follows:

                                                        For the Years Ended December 31
                                                 --------------------------------------------

                                                    2000             1999              1998
                                                 ---------        ---------         ---------

       Number of unit holders                          111              111               111
                                                 =========        =========         =========

       Limited partnership units                    54,340           54,340            54,340

       General partnership units                       549              549               549
                                                 ---------        ---------         ---------

       Total units outstanding                      54,889           54,889            54,889
                                                 =========        =========         =========

       Net asset value per unit                  $   21.23        $   44.66         $   22.60
                                                 =========        =========         =========

       Net income (loss) per unit                $   12.46        $   22.06         $   (2.40)
                                                 =========        =========         =========

5.     RELATED PARTY TRANSACTIONS

           The Partnership is furnished with certain non-reimbursed management and accounting services by affiliates, which are not reflected in the accompanying financial statements.

           The Managing General Partner performs management and administrative services for the operation of the Partnership. The Managing General Partner is paid an annual management fee of 1.5% of total assets, computed quarterly. This fee was $28,174, $22,315 and $7,813 for 2000, 1999 and 1998 respectively. The Managing General Partner is also reimbursed by the Partnership for out of pocket expenses in connection with finding, evaluating, structuring, approving, monitoring and liquidating the Partnership's portfolio investments.

           The Partnership may place its General Partners on Boards of Directors of portfolio companies.

           The Managing General Partner of the Partnership is also the managing general partner of Community Investment Partners, L.P. and Community Investment Partners II, L.P., both business development companies, and Community Investment Partners IV, L.P., LLLP, an Employees' Securities Company. The Independent General Partners of the Partnership are also the independent general partners for Community Investment Partners II, L.P.

6.     INVESTMENT TRANSACTIONS

       Following is a summary of portfolio investment transactions for the years ended December 31, 2000 and 1999 and 1998.

For the year ended December 31, 2000
------------------------------------

                                 Type of                                                         Realized
Company                          Investment                       Cost          Proceeds         Gain (Loss)
-------                          ----------                       ----          --------         -----------
PURCHASES:
RenalTech International          Purchase                     $   100,000
                                 units of ownership

EndiCOR Medical, Inc.            Purchase                           5,409
                                 common stock

Inteliworxx, Inc.                Conversion of                        694
                                 accrued interest to
                                 common stock

Atairgin Technologies, Inc.      Purchase                         100,000
                                 Series D
                                 preferred stock

Partner Communications           Purchase                         100,000
                                 Series A
                                 preferred stock

Zycos, Inc.                      Purchase                         100,001
                                 Series G / G-1
                                 preferred stock
                                                              -----------

     TOTAL PURCHASES                                          $   406,104
                                                              ===========


Sales:

United Therapeutics              Sold 17,500 shares of        $    52,501      $1,186,211        $ 1,133,710
                                 common stock

United Therapeutics              Sold 2,000 shares of               6,000         151,742            145,742
                                 common stock

United Therapeutics              Sold 4,000 shares of              12,000         465,910            453,910
                                 common stock
                                                              -----------      ----------        -----------

                                                              $    70,501      $1,803,863        $ 1,733,362
                                                              ===========      ==========        ===========




For the year ended December 31, 1999
------------------------------------

                           Type of                                                               Realized
Company                    Investment                             Cost          Proceeds         Gain (Loss)
-------                    ----------                             ----          --------         -----------
PURCHASES:

Implemed, Inc.             Purchase of Series D
                           convertible preferred stock        $        33

                           Purchase of Bridge Note,
                           convertible to Series E
                           preferred stock                          8,750

AtheroGenics, Inc.         Purchase of Series C
                           convertible preferred stock             99,999

EndiCOR                    Purchase of Series C
Medical, Inc.              preferred stock                        100,000

Intelliworxx, Inc.         Purchase of 1% demand
                           promissory note                        100,000

Protein Delivery, Inc.     Conversion of bridge note
                           and Accrued Interest to
                           series E preferred stock                   440
                                                              -----------

     TOTAL PURCHASES                                          $   309,222
                                                              ===========


During the quarter ended June 30, 1999, the $12,000 bridge note formerly held by the Partnership, along with $440 of accrued interest receivable, was automatically converted to 4,976 shares of Series E Preferred stock by the Issuer.

SALES:
Implemed, Inc.             Write off Series D
                           convertible preferred
                           stock                              $   100,033      $        -        $  (100,033)

                           Write off Bridge Note                    8,750               -             (8,750)

United Therapeutics        Sold 8,000 shares of
                           common stock                            24,000         289,615            265,615
                                                              -----------      ----------        -----------

     TOTAL SALES:                                             $   132,783      $  289,615        $   156,832
                                                              ===========      ==========        ===========







For the year ended December 31, 1998
------------------------------------

                           Type of                                                               Realized
Company                    Investment                             Cost           Proceeds        Gain (Loss)
-------                    ----------                             ----           --------        -----------

PURCHASES:
United Therapeutics
Corporation                Common stock                       $   100,000

Implemed, Inc.             Series D convertible
                           preferred stock                        100,000

Protein Delivery Inc.      Series D preferred stock               100,001

                           10% bridge note, due
                           4/1/99 and one warrant                  12,000

LipoMed, Inc.              Series B convertible
                           preferred stock                        100,002

OptiMark
Technologies, Inc.         Series B convertible
                           participating preferred stock          100,000
                                                              -----------

     TOTAL PURCHASES                                          $   512,003
                                                              ===========


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

Specific Information regarding the Independent General Partners:

     Thomas A. Hughes, 57, is the Assistant Vice President, Associate General Counsel and Manager-Legal of The Detroit Edison Company, the utility subsidiary of DTE Energy Company. He also serves as the Associate General Counsel of DTE Energy Company. Headquartered in Detroit, Michigan, Detroit Edison is Michigan's largest electric utility serving two million customers in Southeastern Michigan. Prior to joining Detroit Edison in 1978, Mr. Hughes served as General Counsel of the Missouri Public Service Commission. Mr. Hughes has served as a Trustee of the Detroit Metropolitan Bar Association Foundation, and as a member of the Michigan State Bar Association Administrative Law Section Council and is currently serving as a member of the Board of Directors of the Michigan Chapter of the American Corporate Counsel Association. Mr. Hughes does not own any units.

     Ralph G. Kelly, 43, joined Charter Communications, Inc. in 1993 as Vice President -- Finance, a position he held until early 1994, when he became Chief Financial Officer of CableMaxx, Inc., a wireless cable television operator. Mr. Kelly returned as Senior Vice President -- Treasurer of Charter Communications, Inc. in February 1996, and has responsibility for treasury operations, investor relations and financial reporting. Mr. Kelly has worked in the cable industry since 1984 when he joined Cencom Cable Associates, Inc. as Controller. Mr. Kelly was promoted to Treasurer of Cencom Cable Associates, Inc. in 1989 and was responsible for treasury management, loan compliance, budget administration, supervision of internal audit and SEC reporting. Mr. Kelly is a Certified Public Accountant and was in the audit division of Arthur Andersen LLC from 1979 to 1984. Mr. Kelly does not own any units.

     CIP Management, L.P., LLLP (the "Managing General Partner") is the Managing General Partner of Community Investment Partners III L.P., LLLP. The Managing General Partner is also managing general partner of Community Investment Partners, L.P. and Community Investment Partners II, L.P., both business development companies, and Community Investment Partners IV, L.P., LLLP, an employees' securities company. The General Partners of the Managing General Partner are CIP Management, Inc., a Missouri corporation and a wholly-owned subsidiary of Edward D. Jones & Co., L.P., and Daniel A. Burkhardt.

The Directors and Officers of CIP Management's, Inc. are as follows:

     Daniel A. Burkhardt, 53, President, Treasurer and Director of CIP Management, Inc. since October, 1989 and general partner of CIP Management, L.P., LLLP since February 1990. He is a general partner of The Jones Financial Companies, L.L.L.P., the parent company of Edward D. Jones & Co., L.P., where he has specialized in investment banking and structuring investments since 1980. He is a director of SEMCO Energy, Inc. Mr. Burkhardt currently owns 2,000 Units.

     Ray A. Robbins, Jr., 56, Vice President and Director of CIP Management, Inc. since October 1989. He is a general partner of The Jones Financial Companies, L.L.L.P., the parent company of Edward D. Jones & Co., L.P., where he has specialized in securities analysis since 1984, and where he was responsible for municipal bond transactions from 1975 to 1983. Mr. Robbins is Co-Chairman of the Edward D. Jones & Co., L.P. Investment Policy Committee. Mr. Robbins currently owns 1,000 Units.

     Marilyn A. Gaffney, 42, Secretary of CIP Management, Inc. since October, 1989. She is a Limited Partner of The Jones Financial Companies, L.L.L.P., the parent company of Edward D. Jones & Co., L.P., where she has been a senior investment adviser in investment banking since 1980. Ms. Gaffney currently owns 100 Units.

ITEM 11.   EXECUTIVE COMPENSATION

     Each Independent General Partner receives an annual fee of $6,000 from the Partnership, a fee of $1,000 for each meeting attended, and all out-of-pocket expenses relating to attendance at meetings of the Individual General Partners. Independent General Partner fees totaled $12,000 during 2000 and 1999.

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

     The Managing General Partner has a 1% General Partner (549 units) interest and a 4.97% (2,700 units) Limited Partner interest.

     As of March 15, 2001, no parties are known by the Partnership to be the beneficial owners of more than 5% of the Units.

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

                3.    Exhibits:
                      ---------

                      (3) Amended and Restated Agreement of Limited Partnership dated as of July 23, 1997. **

                      (4)    Form of Unit Certificate. *

                      (10) Management Agreement dated January 9, 1998, between the Partnership and CIP Management, L.P., LLLP.**

                      (28) Prospectus of the Partnership dated January 9, 1998, filed with the Securities and Exchange Commission in connection with Registration Statement No. 333-34363 on Form N-2 under the Securities Act of 1933. **

[FN]
                      * Incorporated by reference to Exhibit A of the Prospectus of the Partnership dated January 9, 1998 filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933.

                      ** Incorporated by reference to the Partnership's Registration Statement No. 333-34363 on Form N-2 under the Securities Act of 1933.

           b. No reports on Form 8-K were filed during the quarter ended December 31, 2000.

           c.   Exhibits filed as part of this report are included in Item
                (14) (a)(3) above.

           d. All financial statement schedules are omitted because they are not applicable, or the required information is included in the balance sheet or notes thereto.

                                 SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 2001.


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



/s/   Daniel A. Burkhardt
_____________________________     General Partner of CIP Management
      Daniel A. Burkhardt         L.P., LLLP, President, Treasurer and
                                  Director of CIP Management, Inc.


/s/   Ray L. Robbins
_____________________________     Vice President and Director of CIP
      Ray L. Robbins              Management, Inc.



/s/   Thomas A. Hughes
_____________________________     Individual General Partner,
      Thomas A. Hughes            Community Investment Partners III L.P., LLLP



/s/   Ralph G. Kelly
_____________________________     Individual General Partner,
      Ralph G. Kelly              Community Investment Partners III L.P., LLLP

                              INDEX TO EXHIBITS


Exhibit
Number        Description of Exhibit                                       Page
------        ----------------------                                       ----

(3)           Amended and Restated Certificate and Agreement
              of Limited Liability Limited Partnership dated
              as of January 9, 1998                                          *

(4)           Form of Unit Certificate                                       *

(10)          Management Agreement dated January 9, 1998,
              between the Partnership and CIP Management,
              L.P., LLLP                                                     *

(28)          Prospectus of the Partnership dated January 9, 1998,
              filed with the Securities and Exchange Commission
              in connection with Registration Statement
              No. 333-34363 on Form N-2 under the Securities Act
              of 1933                                                        *

[FN]
*Incorporated by reference