Form 10-Q
period 2001-03-31
COMMUNITY INVESTMENT PARTNERS III LP LLP
filed 2001-05-14
CIK 1043161

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                           ----------------------


                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended MARCH 31, 2001  Commission file number 000-23037



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

       12555 Manchester Road
       St. Louis, Missouri                                 63131

-------------------------------------------------------------------------------

       (Address of principal executive offices)           (Zip Code)


   Registrant's telephone number, including area code     (314) 515-2000

                                                          ---------------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                   --    --

                COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                    INDEX


                                                                          Page
                                                                         Number

   Part I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Schedule of Portfolio Investments...............................3
            Statement of Financial Condition................................6
            Statement of Income.............................................7
            Statement of Cash Flows ........................................8
            Statement of Changes in Partnership Capital.....................9
            Notes to Financial Statements .................................10

   Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ..........................11

   Part II. OTHER INFORMATION

   Item 1.  Legal Proceedings..............................................12

   Item 6.  Exhibits and Reports on Form 8-K...............................12

            Signatures.....................................................13

                        Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                      SCHEDULE OF PORTFOLIO INVESTMENTS
                             AS OF MARCH 31, 2001

--------------------------------------------------------------------------------------------------------


Company                          Nature of Business
Initial Investment Date          Investment                                   Cost          Fair Value

--------------------------------------------------------------------------------------------------------
ATAIRGIN TECHNOLOGIES, INC.      Develops diagnostic blood tests
                                 for ovarian and breast cancer

       May 10, 2000              80,000 shares of Series D
                                 Preferred Stock                           $   100,000     $     100,000

ATHEROGENICS, INC. (AGIX)        Pharmaceutical company
                                 focused on the discovery and development
                                 of therapeutics for the treatments and
                                 prevention of cardiovascular disease.

     May 11, 1999                33,333 shares of Common Stock                  99,999           203,998

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

INTELLIWORXX, INC.               A Florida technology corporation
                                 that creates, designs and delivers
                                 products worldwide that offer
                                 specific solutions for individual
                                 customer needs

     December 31, 1999           28,769 shares of
                                 common stock and                              100,694            17,980
                                 1,678 warrants to purchase
                                 common stock, exercisable
                                 at $3.50 per share, through
                                 March 3, 2005

--------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


                        Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                 SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                            AS OF MARCH 31, 2001

--------------------------------------------------------------------------------------------------------

Company                          Nature of Business
Initial Investment Date          Investment                                    Cost           Fair Value

--------------------------------------------------------------------------------------------------------

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



--------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


                        Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


                COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                 SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                            AS OF MARCH 31, 2001

--------------------------------------------------------------------------------------------------------

Company                          Nature of Business
Initial Investment Date          Investment                                   Cost           Fair Value

--------------------------------------------------------------------------------------------------------
PARTNER COMMUNICATIONS           Provider of internet,
                                 telecommunications and e-commerce
                                 services to apartment residents.

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

UNITED THERAPEUTICS              Develops innovative
CORPORATION (UTHR)               pharmaceutical and
                                 biotechnological therapies
                                 for the treatment of life
                                 threatening diseases.

     March 31, 1998              1,833 shares of
                                 Common Stock                                     5,499           31,968

ZYCOS, INC.                      Creates products that activate
                                 the immune defense to destroy
                                 viral or cancer transformed cells.

     June 28, 2000               28,736 shares of Series G / G-1
                                 Preferred Stock                                100,001          100,001
                                                                           ------------    -------------

                                 TOTAL INVESTMENTS                         $  1,020,045    $   1,071,799

                                                                           ============    =============

--------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                      STATEMENT OF FINANCIAL CONDITION

                                                                   (Unaudited)
                                                                    March 31,               December 31,
                                                                      2001                     2000
--------------------------------------------------------------------------------------------------------

                                                  ASSETS
                                                  ------
Investments at Fair Value
     (cost $1,020,045 at March 31, 2001 and December 31, 2000)   $     1,071,799           $   1,112,248
Cash and Cash Equivalents                                                 59,762                  60,465
                                                                 ---------------           -------------

     TOTAL ASSETS                                                $     1,131,561           $   1,172,713

                                                                 ===============           =============

                                   LIABILITIES AND PARTNERSHIP CAPITAL
                                   -----------------------------------
Liabilities:

Accounts Payable and Accrued Expenses                            $        18,594           $       7,150

                                                                 ---------------           -------------

     TOTAL LIABILITIES                                                    18,594                   7,150

                                                                 ---------------           -------------
Partnership Capital:

Capital - Limited Partners                                             1,119,739               1,167,075
Capital - General Partners                                               (6,772)                 (1,512)

                                                                 ---------------           -------------

     TOTAL PARTNERSHIP CAPITAL                                         1,112,967               1,165,563

                                                                 ---------------           -------------

TOTAL LIABILITIES AND
     PARTNERSHIP CAPITAL                                         $     1,131,561           $   1,172,713

                                                                 ===============           =============

--------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP
                             STATEMENT OF INCOME
                                 (UNAUDITED)

                                                            Three Months Ended
                                                     March 31,             March 31,
                                                       2001                  2000
--------------------------------------------------------------------------------------

                                         INCOME
                                         ------
Dividend and Interest Income                       $         199         $       9,708

                                                   -------------         -------------

     TOTAL INCOME                                            199                 9,708

                                                   -------------         -------------
                                        EXPENSES
                                        --------
Management Fees                                            4,398                 9,273
Independent General Partners' Fees                         3,000                 3,000
Professional Fees                                          4,948                 3,760
Other                                                          -                   566

                                                   -------------         -------------
     TOTAL EXPENSES                                       12,346                16,599

                                                   -------------         -------------

Net Loss before Realized Gains
   and Net Unrealized Losses                            (12,147)               (6,891)

Realized Gains on Sales of Investments                         -             1,133,710

Net Unrealized Losses
   on Investments                                       (40,449)             (506,739)

                                                   -------------         -------------

NET (LOSS) INCOME                                  $    (52,596)         $     620,080

                                                   =============         =============

Per Unit Information:
     Net (Loss) Income                             $      (0.96)         $       11.29

                                                   =============         =============

     Net Asset Value                               $       20.27         $       30.95

                                                   =============         =============
Units Outstanding
     Limited Partners                                     54,340                54,340
     General Partners                                        549                   549


--------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                           STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                                                                           Three Months             Three  Months
                                                                              Ended                    Ended
                                                                          March 31, 2001           March 31, 2000

-----------------------------------------------------------------------------------------------------------------
CASH (USED) PROVIDED BY OPERATING ACTIVITIES:

     Net (Loss) Income                                                   $      (52,596)           $      620,080
     Adjustments to reconcile Net (Loss) Income to Net
      Cash (Used) Provided by Operating Activities -
     Purchase of Portfolio Investments                                                 -                (106,103)
     Proceeds from Sales of Portfolio Investments                                      -                1,186,211
     Unrealized Losses  on Portfolio Investments                                  40,449                  506,739
     Realized Gains on Sale/Liquidation of Portfolio Investments                       -              (1,133,710)
     Increase (Decrease) in Accounts Payable and Accrued Expenses                 11,444                    (386)

                                                                         ---------------           --------------

     Total Cash (Used) Provided by Operating Activities                            (703)                1,072,831

CASH USED IN FINANCING ACTIVITIES:

     Capital Distributions                                                             -              (1,372,225)

                                                                         ---------------           --------------

     Total Cash Used in Financing Activities                                           -              (1,372,225)

                                                                         ---------------           --------------

     Net Decrease in Cash and Cash Equivalents                                     (703)                (299,394)

CASH AND EQUIVALENTS, beginning of period                                         60,465                  692,986

                                                                         ---------------           --------------

CASH AND EQUIVALENTS, end of period                                      $        59,762           $      393,592

                                                                         ===============           ==============

-----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                           8

                        Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                      STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL
                                      (UNAUDITED)

                                                  Three Months Ended March 31, 2001 and 2000

                                         Limited Partners      General Partners           Total

-----------------------------------------------------------------------------------------------------
Balance, December 31, 1999               $      2,426,847      $         24,513      $      2,451,360

Net Income                                        584,449                35,631               620,080

Distributions                                 (1,358,500)              (13,725)           (1,372,225)
                                         ----------------      ----------------      ----------------


Balance, March 31, 2000                  $      1,652,796      $         46,419      $      1,699,215

                                         ================      ================      ================



Balance, December 31, 2000               $      1,167,075      $        (1,512)      $      1,165,563

Net Loss                                         (47,336)               (5,260)              (52,596)

                                         ----------------      ----------------      ----------------

Balance, March 31, 2001                  $      1,119,739      $        (6,772)      $      1,112,967

                                         ================      ================      ================

-----------------------------------------------------------------------------------------------------

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

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP
                      MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

     Net loss for the quarter ended March 31, 2001 was $52,596, compared to a net income of $620,080 for the quarter ended March 31, 2000. The decrease was primarily a result of the realized gains from the sale of investments included in the quarter ended March 31, 2000.

     Interest income of $199 for the quarter ended March 31, 2001 decreased $9,509 (48%) from interest income of $9,708 for the quarter ended March 31, 2000. The decease is a result of funds no longer being held in a money market account during 2001.

     There were no sales of investments during the three months ended March 31, 2001. Net unrealized losses for the quarter ended March 31, 2001 was $40,449, which is a result of $82,713 unrealized loss on 28,769 shares of IWXX, netted against unrealized gains on 33,333 shares of AGIX of $37,334 and 1,833 shares of UTHR of $4,930. The future income or loss of the Partnership is contingent upon the performance of the portfolio investments and the ability to find suitable investment alternatives.

     Total expenses of $12,346 for the first quarter of 2001 decreased $4,253 (26%) from total expenses of $16,599 for the first quarter of 2000. Within total expenses, management fees decreased $4,875 (53%) due to a decrease in the value of total assets year over year. Professional fees increased $1,188 (32%) due to additional tax and professional filing fees. Other expenses decreased $566 (100%) due to no longer incurring banking fees related to the money market accounts.

     There were no distributions to unit holders during the first quarter of 2001. During the first quarter of 2000, a distribution in the amount of $1,372,225 was made which represented a return of initial capital contribution.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001 the partnership's total capital of $1,112,967 consisted of $1,119,739 in limited partner capital and $(6,772) in general partner capital. Net loss for the current period was allocated to the limited partners in the amount of $47,336 and to the general partners in the amount of $5,260.

     At March 31, 2001 the Partnership had $59,762 in cash and cash equivalents.

                         Part II. OTHER INFORMATION


                COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

Item 1:  Legal Proceedings

     The partnership is not a party to any material pending legal proceedings.

Item 6:  Exhibits and Reports on Form 8-K

     (a) Exhibits
     None

     (b) Reports on Form 8-K
     No reports were filed on Form 8-K for the quarter ended March 31, 2001.

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


                COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

          By:  CIP Management, L.P., LLLP, its Managing General Partner
          By:  CIP Management, Inc., its Managing General Partner


/s/  Daniel A. Burkhardt
     ----------------------   President, Treasurer and Director    May 14, 2001
     Daniel A. Burkhardt


/s/  Ray L. Robbins, Jr.
     ----------------------   Vice-President and Director          May 14, 2001
     Ray L. Robbins, Jr.