Form 10-Q
period 2001-06-30
COMMUNITY INVESTMENT PARTNERS III LP LLP
filed 2001-08-07
CIK 1043161

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                           ----------------------


                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended JUNE 30, 2001 Commission file number 000-23037


                COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP
-----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


               MISSOURI                                   43-1790352
-----------------------------------------------------------------------------
               (State or other jurisdiction of            (IRS Employer
               incorporation or organization)             Identification No.)

               12555 Manchester Road
               St. Louis, Missouri                        63131
-----------------------------------------------------------------------------
               (Address of principal executive offices)   (Zip Code)



     Registrant's telephone number, including area code   (314) 515-2000
                                                          -------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                  ---   ---

                COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                    INDEX


                                                                          Page
                                                                         Number

     Part I.    FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Schedule of Portfolio Investments...........................3
                Statement of Financial Condition............................6
                Statement of Income.........................................7
                Statement of Cash Flows ....................................8
                Statement of Changes in Partnership Capital.................9
                Notes to Financial Statements .............................10

     Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ......................11

     Part II.   OTHER INFORMATION

     Item 1.    Legal Proceedings..........................................13

     Item 6.    Exhibits and Reports on Form 8-K...........................13

                Signatures.................................................14

                        Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                   COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                         SCHEDULE OF PORTFOLIO INVESTMENTS
                                                AS OF JUNE 30, 2001
                                                    (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------

Company                          Nature of Business
Initial Investment Date          Investment                                           Cost           Fair Value

-------------------------------------------------------------------------------------------------------------------

ATAIRGIN TECHNOLOGIES, INC.         Develops diagnostic blood tests
                                    for ovarian and breast cancer

       May 10, 2000                 80,000 shares of Series D
                                    Preferred Stock                          $       100,000     $         100,000

ATHEROGENICS, INC. (AGIX)           Pharmaceutical company
                                    focused on the discovery and development
                                    of therapeutics for the treatments and
                                    prevention of cardiovascular disease.

     May 11, 1999                   33,333 shares of Common Stock                     99,999               199,997

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

INTELLIWORXX, INC.                  A Florida technology corporation
                                    that creates, designs and delivers
                                    products worldwide that offer
                                    specific solutions for individual
                                    customer needs

     December 31, 1999              28,769 shares of
                                    common stock and                                 100,694                15,248
                                    1,678 warrants to purchase
                                    common stock, exercisable
                                    at $3.50 per share, through
                                    March 3, 2005

-------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.




                        Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                   COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                    SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                                AS OF JUNE 30, 2001
                                                   (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------

Company                          Nature of Business
Initial Investment Date          Investment                                        Cost             Fair Value

-------------------------------------------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.




                        Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                   COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                    SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                                AS OF JUNE 30, 2001
                                                   (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------

Company                          Nature of Business
Initial Investment Date          Investment                                        Cost             Fair Value

-------------------------------------------------------------------------------------------------------------------

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

UNITED THERAPEUTICS                 Develops innovative
CORPORATION (UTHR)                  pharmaceutical and
                                    biotechnological therapies
                                    for the treatment of life
                                    threatening diseases.

     March 31, 1998                 1,833 shares of
                                    Common Stock                                        5,499             24,471

ZYCOS, INC.                         Creates products that activate
                                    the immune defense to destroy
                                    viral or cancer transformed cells.

     June 28, 2000                  28,736 shares of Series G / G-1
                                    Preferred Stock                                   100,001            100,001
                                                                             ----------------    ---------------


                                    TOTAL INVESTMENTS                        $        924,045    $       957,569
                                                                             ================    ===============

-------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                          STATEMENT OF FINANCIAL CONDITION

                                                                            (Unaudited)
                                                                             June 30,               December 31,
                                                                               2001                     2000
-----------------------------------------------------------------------------------------------------------------

                                                       ASSETS
                                                       ------
Investments at Fair Value
     (cost $924,045 at June 30, 2001 and
     $1,020,045 December 31, 2000)                                       $       957,569           $    1,112,248
Cash and Cash Equivalents                                                         41,011                   60,465
                                                                         ---------------           --------------

     TOTAL ASSETS                                                        $       988,580           $    1,172,713
                                                                         ===============           ==============

                                         LIABILITIES AND PARTNERSHIP CAPITAL
                                         -----------------------------------

Liabilities:

Accrued Expenses                                                         $        14,233           $        7,150
                                                                         ---------------           --------------

     TOTAL LIABILITIES                                                            14,233                    7,150
                                                                         ---------------           --------------
Partnership Capital:

Capital - Limited Partners                                                     1,003,981                1,167,075
Capital - General Partners                                                       (19,634)                  (1,512)
                                                                         ---------------           --------------

     TOTAL PARTNERSHIP CAPITAL                                                   984,347                1,165,563
                                                                         ---------------           --------------
TOTAL LIABILITIES AND
     PARTNERSHIP CAPITAL                                                 $       998,580           $    1,172,713
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

                        Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP
                                                STATEMENT OF INCOME
                                                   (UNAUDITED)

                                                Three Months Ended                       Six Months Ended
                                           June 30,           June 30,             June 30,           June 30,
                                             2001               2000                 2001               2000
------------------------------------------------------------------------------------------------------------------

                                                     INCOME
                                                     ------

Dividend and Interest Income            $           -       $       5,517       $         199      $      15,225
                                        -------------       -------------       -------------      -------------

     TOTAL INCOME                                   -               5,517                 199             15,225
                                        -------------       -------------       -------------      -------------


                                                    EXPENSES
                                                    --------

Management Fees                                 4,983               6,451               9,381             15,724
Independent General Partners' Fees              3,000               3,000               6,000              6,000
Professional Fees                               6,407               7,911              11,355             11,671
Other                                               -                 418                   -                984
                                        -------------       -------------       -------------      -------------
     TOTAL EXPENSES                            14,390              17,780              26,736             34,379
                                        -------------       -------------       -------------      -------------
Net Loss before Realized Gains
   (Losses) and Net Unrealized
   Gains (Losses)                             (14,390)            (12,263)            (26,537)           (19,154)
Realized (Losses) Gains on
   Sale of Investments                       (100,000)            145,742            (100,000)         1,279,452
Net Unrealized (Losses) Gains
     on Investments                           (14,230)             32,073             (54,679)          (474,666)
                                        -------------       -------------       -------------      -------------

NET (LOSS) INCOME                       $    (128,620)      $     165,552       $    (181,216)     $     785,632
                                        =============       =============       =============      =============

Per Unit Information:
     Net (Loss) Income                  $       (2.35)      $        3.01       $       (3.31)     $       14.31
                                        =============       =============       =============      =============


     Net Asset Value                                                            $       17.93      $       33.97
                                                                                =============      =============
Units Outstanding
     Limited Partners                                                                  54,340             54,340
     General Partners                                                                     549                549

------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


                               COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                          STATEMENT OF CASH FLOWS
                                               (UNAUDITED)

                                                                            Six Months               Six Months
                                                                              Ended                    Ended
                                                                          June 30, 2001            June 30, 2001
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS (USED) PROVIDED BY OPERATING ACTIVITIES:

     Net (Loss) Income                                                   $      (181,216)          $      785,632
     Adjustments to reconcile Net (Loss) Income to Net
       Cash (Used) Provided by Operating Activities
       Changes in Assets and Liabilities:
         Purchase of Portfolio Investments                                             -                 (406,104)
         Proceeds from Sales of Portfolio Investments                                  -                1,337,953
         Unrealized Losses on Portfolio Investments                               54,679                  474,666
         Realized Losses (Gains) on Sale/Liquidation of
              Portfolio Investments                                              100,000               (1,279,452)
         Accrued Expenses                                                          7,083                  (13,936)
         Accrued Interest Receivable                                                   -                    2,000
                                                                         ---------------           --------------

     Net Cash (Used) Provided by Operating Activities                            (19,454)                 900,759

CASH FLOWS USED IN FINANCING ACTIVITIES:

     Capital Distributions                                                             -               (1,372,225)
                                                                         ---------------           --------------

     Total Cash Used in Financing Activities                                           -               (1,372,225)
                                                                         ---------------           --------------

     Net Decrease in Cash and Cash Equivalents                                   (19,454)                (471,466)

CASH AND EQUIVALENTS, beginning of period                                         60,465                  692,986
                                                                         ---------------           --------------

CASH AND EQUIVALENTS, end of period                                      $        41,011           $      221,520
                                                                         ===============           ==============

-------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                   COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                    STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL
                                                    (UNAUDITED)


                                                                 Six Months Ended June 30, 2001 and 2000

                                                       Limited Partners      General Partners           Total
-------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                             $      2,426,847      $         24,513      $      2,451,360

Net Income                                                      733,446                52,186               785,632

Distributions                                                (1,358,500)              (13,725)           (1,372,225)
                                                       ----------------      ----------------      ----------------

Balance, June 30, 2000                                 $      1,801,793      $         62,974      $      1,864,767
                                                       ================      ================      ================

Balance, December 31, 2000                             $      1,167,075      $         (1,512)     $      1,165,563

Net Loss                                                       (163,094)              (18,122)             (181,216)
                                                       ----------------      ----------------      ----------------

Balance, June 30, 2001                                 $      1,003,981      $        (19,634)     $        984,347
                                                       ================      ================      ================

-------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

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

     The financial information included herein is unaudited. However, in the opinion of management, such information includes all adjustments, consisting solely of normal recurring accruals, which are necessary for a fair presentation of the results of interim operations.

     The results of operations for the six months ended June 30, 2001 and June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP
                      MANAGEMENT'S FINANCIAL DISCUSSION


RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2001 VERSUS QUARTER ENDED JUNE 30, 2000

     Net loss for the three months ended June 30, 2001 was $128,620, compared to net income of $165,552 for the three months ended June 30, 2000.

     Realized losses for the three months ended June 30, 2001 were $100,000, compared to realized gains of $145,7412 during the same period last year. The $100,000 loss is the result of a write-off of the total investment in Partner Communications. The shareholders of Partner Communications voted to dissolve the company on May 30, 2001. The $145,742 gain for the period ended June 30, 2000 represents a realized gain on the sale of United Therapeutics common stock. Unrealized losses for the three months ended June 30, 2001 were $14,230, compared to unrealized gains of $32,073 for the same period last year. The unrealized losses for the three months ended June 30, 2001 are the result of decreases in the share prices of AtheroGenics, Inc., Intelliworxx, Inc. and United Therapeutics during the second quarter of 2001.

     Total expenses for the three months ended June 30, 2001 decreased $3,390 (19%) compared to the three months ended June 30, 2000. The decrease was caused by decreases in both management and professional fees.

SIX MONTHS ENDED JUNE 30, 2001 VERSUS SIX MONTHS ENDED JUNE 30, 2000

     Net loss for the six months ended June 30, 2001 was $181,216, compared to net income of $785,632 for the six months ended June 30, 2000.

     Interest income decreased $15,026 (99%) due to a decrease in funds held in a money market account. The funds represented capital contributions to the Partnership which were subsequently used to purchase portfolio investments. Realized losses for the six months ended June 30, 2001 were $100,000, compared to realized gains of $1,279,452 during the same period last year. The gains for the six months ended June 30, 2000 were the result of the sale of 19,500 shares of United Therapeutics common stock. There were no investment sales during the first six months of 2001 and the $100,000 realized loss is due to the write-off of Partner Communications discussed above. Unrealized losses were $54,679 for the six months ended June 30, 2001, compared to unrealized losses of $474,666 for the six months ended June 30, 2000. The losses in 2001 were caused by a reversal of unrealized gains on United Therapeutics at the time of the sale of common stock.

     Total expenses decreased $7,643 (22%) due to a significant decrease in management fees. Management fees are based on total asset value, which has decreased year over year primarily due to the sale of the majority of the United Therapeutics common stock and subsequent cash distribution to unit holders during 2000.

     There were no cash distributions during the first six months of 2001. During the first quarter of 2000, a distribution in the amount of $1,372,225 was made, which represented a return of the initial capital contribution made by unitholders.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001 the Partnership's total capital of $984,347 consisted of $1,003,981 in limited partner capital and $(19,634) in general partner capital. Net loss for the current period was allocated to the limited partners in the amount of $163,094 and to the general partners in the amount of $18,122.

     At June 30, 2001 the Partnership had $41,011 in cash.

                         Part II. OTHER INFORMATION


                COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

Item 1:  Legal Proceedings

     The partnership is not a party to any material pending legal proceedings.

Item 6:  Exhibits and Reports on Form 8-K

     (a) Exhibits
     None

     (b) Reports on Form 8-K
     No reports were filed on Form 8-K for the quarter ended June 30, 2001.

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


                COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

         By: CIP Management, L.P., LLLP, its Managing General Partner
         By: CIP Management, Inc., its Managing General Partner


/s/  Daniel A. Burkhardt
---------------------------  President, Treasurer and Director  August 10, 2001
     Daniel A. Burkhardt


/s/  Ray L. Robbins, Jr.
---------------------------  Vice-President and Director        August 10, 2001
     Ray L. Robbins, Jr.