Form 10-Q
period 2001-09-30
COMMUNITY INVESTMENT PARTNERS III LP LLP
filed 2001-11-13
CIK 1043161

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended SEPTEMBER 30, 2001
                        Commission file number 000-23037



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

                                      INDEX


                                                                                                        Page
                                                                                                       Number

     Part I.    FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Schedule of Portfolio Investments.......................................................  3
                Statement of Financial Condition........................................................  6
                Statement of Income.....................................................................  7
                Statement of Cash Flows ................................................................  8
                Statement of Changes in Partnership Capital.............................................  9
                Notes to Financial Statements .......................................................... 10

     Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ................................................... 11

     Part II.   OTHER INFORMATION

     Item 1.    Legal Proceedings....................................................................... 13

     Item 6.    Exhibits and Reports on Form 8-K........................................................ 13

                Signatures.............................................................................. 14

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                   COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                         SCHEDULE OF PORTFOLIO INVESTMENTS
                                              AS OF SEPTEMBER 30, 2001
                                                    (UNAUDITED)
------------------------------------------------------------------------------------------------------------------

Company                             Nature of Business
Initial Investment Date             Investment                                      Cost             Fair Value

------------------------------------------------------------------------------------------------------------------

ATAIRGIN TECHNOLOGIES, INC.         Develops diagnostic blood tests
                                    for ovarian and breast cancer

     May 10, 2000                   80,000 shares of Series D
                                    Preferred Stock                            $       100,000     $       100,000

ATHEROGENICS, INC. (AGIX)           Pharmaceutical company focused on
                                    the discovery and development of
                                    therapeutics for the treatments and
                                    prevention of cardiovascular disease.

     May 11, 1999                   33,333 shares of Common Stock                       99,999             150,998

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

     December 31, 1999              28,769 shares of common stock
                                    and 1,678 warrants to purchase
                                    common stock, exercisable
                                    at $3.50 per share, through
                                    March 3, 2005                                      100,694               8,631

------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.




                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                   COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                    SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                              AS OF SEPTEMBER 30, 2001
                                                    (UNAUDITED)

------------------------------------------------------------------------------------------------------------------

Company                             Nature of Business
Initial Investment Date             Investment                                      Cost             Fair Value

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



                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                   COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                    SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                              AS OF SEPTEMBER 30, 2001
                                                    (UNAUDITED)

------------------------------------------------------------------------------------------------------------------

Company                          Nature of Business
Initial Investment Date          Investment                                           Cost           Fair Value

------------------------------------------------------------------------------------------------------------------

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

UNITED THERAPEUTICS                 Develops innovative
CORPORATION (UTHR)                  pharmaceutical and
                                    biotechnological therapies
                                    for the treatment of life
                                    threatening diseases.

     March 31, 1998                 1,833 shares of
                                    Common Stock                                         5,499              23,022

ZYCOS, INC.                         Creates products that activate
                                    the immune defense to destroy
                                    viral or cancer transformed cells.

     June 28, 2000                  28,736 shares of Series G / G-1
                                    Preferred Stock                                    100,001             100,001

                                                                               ---------------     ---------------

                                    TOTAL INVESTMENTS                          $       924,045     $       900,504

                                                                               ===============     ===============






------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                 COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                       STATEMENT OF FINANCIAL CONDITION

                                                                            (Unaudited)
                                                                           September 30,        December 31,
                                                                               2001                 2000

-------------------------------------------------------------------------------------------------------------

                                                    ASSETS
                                                    ------

Investments at Fair Value
     (cost $924,045 and $1,020,045, respectively)                        $       900,504      $     1,112,248
Cash and Cash Equivalents                                                         22,960               60,465

                                                                         ---------------      ---------------

     TOTAL ASSETS                                                        $       923,464      $     1,172,713

                                                                         ===============      ===============



                                     LIABILITIES AND PARTNERSHIP CAPITAL
                                     -----------------------------------





ACCRUED EXPENSES                                                         $         9,744      $         7,150

                                                                         ---------------      ---------------

     TOTAL LIABILITIES                                                             9,744                7,150

                                                                         ---------------      ---------------

Partnership Capital:

Capital - Limited Partners                                                       940,417            1,167,075
Capital - General Partners                                                       (26,697)              (1,512)

                                                                         ---------------      ---------------

     TOTAL PARTNERSHIP CAPITAL                                                   913,720            1,165,563

                                                                         ---------------      ---------------
TOTAL LIABILITIES AND
     PARTNERSHIP CAPITAL                                                 $       923,464      $     1,172,713

                                                                         ===============      ===============


-------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements



                                  COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP
                                               STATEMENT OF INCOME
                                                   (UNAUDITED)
                                               Three Months Ended                     Nine Months Ended
                                        September 30,       September 30,      September 30,      September 30,
                                            2001                2000                2001              2000

---------------------------------------------------------------------------------------------------------------

                                                     INCOME
                                                     ------
Dividend and Interest Income            $          -        $      1,238       $         199      $      16,463

                                        ------------        ------------       -------------      -------------

     TOTAL INCOME                                  -               1,238                 199             16,463

                                        ------------        ------------       -------------      -------------

                                                    EXPENSES
                                                    --------

Management Fees                                2,967               7,020              12,348             22,744

Independent General Partners' Fees             3,000               3,000               9,000              9,000
Professional Fees                              7,595               9,885              18,950             21,555
Other                                              -                  40                   -              1,024

                                        ------------        ------------       -------------      -------------
     TOTAL EXPENSES                           13,562              19,945              40,298             54,323


                                        ------------        ------------       -------------      -------------

Net Loss before Realized Gains
   (Losses) and Net Unrealized
   Losses                                    (13,562)            (18,707)            (40,099)           (37,860)

Realized Gains (Losses) on
   Sale of Investments                             -             453,910            (100,000)         1,733,362
Net Unrealized Losses
     on Investments                          (57,065)           (272,652)           (111,744)          (747,318)

                                        ------------        ------------       -------------      -------------


NET (LOSS) INCOME                       $    (70,627)       $    162,551       $    (251,843)     $     948,184

                                        ============        ============       =============      =============

Per Unit Information:
     Net (Loss) Income                  $      (1.29)       $       2.96       $       (4.59)     $       17.27

                                        ============        ============       =============      =============

     Net Asset Value                                                           $       16.65      $       26.04


                                                                               =============      =============
Units Outstanding
     Limited Partners                                                                 54,340             54,340
     General Partners                                                                    549                549


---------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                     COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                                STATEMENT OF CASH FLOWS
                                                      (UNAUDITED)
                                                                           Nine Months                Nine Months
                                                                              Ended                      Ended
                                                                        September 30, 2001         September 30, 2000
---------------------------------------------------------------------------------------------------------------------


CASH FLOWS (USED) PROVIDED BY OPERATING ACTIVITIES:

     Net (Loss) Income                                                   $       (251,843)          $        948,184
     Adjustments to reconcile Net (Loss) Income to Net
       Cash (Used) Provided by Operating Activities
       Changes in Assets and Liabilities:
         Accrued Expenses                                                           2,594                     (3,026)
         Accrued Interest Receivable                                                    -                      2,000
       Purchase of Portfolio Investments                                                -                   (406,104)
       Proceeds from Sales of Portfolio Investments                                     -                  1,803,863
       Unrealized Losses on Portfolio Investments                                 111,744                    747,318
       Realized Losses (Gains) on Sale/Liquidation of
              Portfolio Investments                                               100,000                 (1,733,362)

                                                                         ----------------           ----------------

     Net Cash (Used) Provided by Operating Activities                             (37,505)                 1,358,873


CASH FLOWS USED IN FINANCING ACTIVITIES:

     Capital Distributions                                                              -                 (1,969,965)

                                                                         ----------------           ----------------

     Total Cash Used in Financing Activities                                            -                 (1,969,965)

                                                                         ----------------           ----------------

     Net Decrease in Cash and Cash Equivalents                                    (37,505)                  (611,092)

CASH AND EQUIVALENTS, beginning of period                                          60,465                    692,986


                                                                         ----------------           ----------------

CASH AND EQUIVALENTS, end of period                                      $         22,960           $         81,894

                                                                         ================           ================



---------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                    COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

                                     STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL
                                                     (UNAUDITED)

                                                              Nine Months Ended September 30, 2001 and 2000

                                                       Limited Partners      General Partners            Total

--------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                             $      2,426,847      $         24,513       $      2,451,360

Net Income                                                      879,743                68,441                948,184

Distributions                                                (1,901,900)              (68,065)            (1,969,965)

                                                       ----------------      ----------------       ----------------

Balance, September 30, 2000                            $      1,404,690      $         24,889       $      1,429,579

                                                       ================      ================       ================


Balance, December 31, 2000                             $      1,167,075      $         (1,512)      $      1,165,563

Net Loss                                                      (226,658)               (25,185)              (251,843)


                                                       ----------------      ----------------       ----------------

Balance, September 30, 2001                            $        940,417      $        (26,697)      $        913,720

                                                       ================      ================       ================














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

     The results of operations for the nine months ended September 30, 2001 and September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP
                      MANAGEMENT'S FINANCIAL DISCUSSION


RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2001 VERSUS QUARTER ENDED SEPTEMBER 30, 2000

     Net loss for the three months ended September 30, 2001 was $70,627, compared to net income of $162,551 for the three months ended September 30, 2000. CIP III experienced a significant realized gain in the third quarter of 2000.

     There were no realized gains or losses from the sale of investments for the three months ended September 30, 2001, compared to realized gains of $453,910 for the three months ended September 30, 2000. The $453,910 gains for the three months ended September 30, 2000 are the result of the sale of 4,000 shares of United Therapeutics (UTHR) common stock. Unrealized losses for the three months ended September 30, 2001 were $57,065, compared to $272,652 for the three months ended September 30, 2000. The unrealized losses for the three months ended September 30, 2001 were the result of decreases in the share prices of AtheroGenics, Inc., Intelliworxx, Inc. and United Therapeutics during the third quarter of 2001. The $272,652 unrealized losses for the three months ended September 30, 2000 consist of the reversal of $421,400 of unrealized gains on the 4,000 share of UTHR sold, a $38,483 unrealized loss on the 1,833 remaining shares of UTHR and a $187,331 unrealized gain on AtheroGenics, Inc. common stock.

     Total expenses for the three months ended September 30, 2001 were $13,562, a 32% decrease compared to $19,945 for the three months ended September 30, 2000. The decrease was caused by decreases in both management and professional fees.

NINE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS NINE MONTHS ENDED
SEPTEMBER 30, 2000

     Net loss for the nine months ended September 30, 2001 was $251,843, compared to net income of $948,184 for the nine months ended September 30, 2000.

     Interest income decreased $16,264 (99%) due to a decrease in funds held in a money market account. The funds represented capital contributions to the Partnership which were used to purchase portfolio investments.

     Realized losses for the nine months ended September 30, 2001 were $100,000, compared to realized gains of $1,733,362 during the same period last year. The $100,000 realized loss is due to the write-off of the total investment in Partner Communications. Partner Communications voted to dissolve the company on May 30, 2001. The gains for the nine months ended September 30, 2000 were the result of the sale of 23,500 shares of United Therapeutics common stock.

     Unrealized losses were $111,744 for the nine months ended September 30, 2001, compared to unrealized losses of $747,318 for the nine months ended September 30, 2000. From December 31, 2000 to September 30, 2001, the share prices of AtherGenics, Inc., Intelliworxx, Inc. and United Therapeutics decreased, 9%, 91% and 15%, respectively. The losses in 2000 were caused by a reversal of unrealized gains on United Therapeutics at the time of the sale of common stock.

     Total expenses for the nine months ended September 30, 2001 were $40,298, a 26% decrease compared to $54,323 for the nine months ended September 30, 2000. The decrease is due to a decrease in

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


both management and professional fees. Management fees are based on total asset value, which has decreased year over year due to the sale of the majority of the United Therapeutics common stock and subsequent cash distribution to unit holders during 2000.

     There were no cash distributions during the first nine months of 2001. During the first quarter of 2000, a distribution in the amount of $1,372,225 was made, which represented a return of the initial capital contribution made by unit holders.


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001 the Partnership's total capital of $913,720 consisted of $940,417 in limited partner capital and $(26,697) in general partner capital. Net loss for the current period was allocated to the limited partners in the amount of $226,658 and to the general partners in the amount of $25,185.

     At September 30, 2001 the Partnership had $22,960 in cash.

                          Part II. OTHER INFORMATION


                COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

Item 1:  Legal Proceedings

     The partnership is not a party to any material pending legal proceedings.

Item 6:  Exhibits and Reports on Form 8-K

     (a) Exhibits
     None

     (b) Reports on Form 8-K
     No reports were filed on Form 8-K for the quarter ended September 30, 2001.

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


               COMMUNITY INVESTMENT PARTNERS III, L.P., LLLP

               By:  CIP Management, L.P., LLLP, its Managing General Partner
               By:  CIP Management, Inc., its Managing General Partner


/s/ Daniel A. Burkhardt

    -------------------- President, Treasurer and Director November 12, 2001 Daniel A. Burkhardt


/s/ Ray L. Robbins, Jr.

    --------------------  Vice-President and Director        November 12, 2001
    Ray L. Robbins, Jr.